Form 10-Q
period 2019-06-30
Axcella Health Inc.
filed 2019-08-12
CIK 1633070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2019, the registrant had 23,082,179 shares of common stock, $0.001 par value per share, outstanding.

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

•
our ability to enter into a collaboration, partnership, or other agreement with a third party on reasonable terms or at all to develop one or more AXA Candidates or commercialize any of our AXA Candidates, if approved;

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
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)

AXCELLA HEALTH INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$117,910	$79,466
Prepaid expenses and other current assets	3,523	835
Total current assets	121,433	80,301
Property and equipment, net	758	1,076
Security deposits and other assets	216	216
Deferred offering costs	—	251
Total assets	$122,407	$81,844

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$2,086	$1,612
Accrued expenses	4,886	5,299
Total current liabilities	6,972	6,911
Long term debt, net of discount	24,718	24,521
Other liabilities	773	1,898
Preferred stock warrant liability	—	425
Total liabilities	32,463	33,755
Commitments and contingencies (Note 8)	—	—
Redeemable convertible preferred stock (Note 7)	—	197,842
Stockholders' equity (deficit):
Common stock, $0.001 par value; 150,000,000 and 47,000,000 shares authorized, 23,498,786 and 5,193,915 shares issued and 23,079,805 and 4,774,934 shares outstanding at June 30, 2019 and December 31, 2018, respectively	24	6
Additional paid-in capital	272,989	7,290
Treasury stock, 418,981 shares at cost	—	—
Accumulated deficit	(183,069)	(157,049)
Total stockholders' equity (deficit)	89,944	(149,753)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$122,407	$81,844
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$9,343	$6,007	$16,906	$11,462
General and administrative	4,728	2,901	8,196	5,037
Total operating expenses	14,071	8,908	25,102	16,499
Loss from operations	(14,071)	(8,908)	(25,102)	(16,499)
Other income (expense):
Change in fair value of preferred stock warrant liability	—	4	(51)	41
Interest income (expense), net	(376)	(519)	(867)	(1,065)
Total other income (expense), net	(376)	(515)	(918)	(1,024)
Net loss	$(14,447)	$(9,423)	$(26,020)	$(17,523)
Net loss per share, basic and diluted	$(0.95)	$(2.15)	$(2.60)	$(4.08)
Weighted average common shares outstanding, basic and diluted	15,230,815	4,405,597	10,032,202	4,317,845
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(26,020)	$(17,523)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	364	627
Stock-based compensation expense	2,644	1,078
Change in fair value of preferred stock warrant liability	51	(41)
Non-cash interest expense	292	207
Gain on sale of property and equipment	—	(36)
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(2,674)	69
Accounts payable	111	243
Accrued expenses	(215)	(290)
Net cash used in operating activities	(25,447)	(15,666)

Cash flows from investing activities:
Purchases of property and equipment	(47)	(486)
Proceeds from the sale of property and equipment	—	73
Net cash used in investing activities	(47)	(413)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	64,935	—
Proceeds from issuance of long term debt	—	1,000
Payment of debt issuance costs	—	(844)
Payment of success fee obligation	(1,220)	—
Proceeds from exercise of common stock options	223	—
Net cash provided by financing activities	63,938	156
Net increase (decrease) in cash and cash equivalents	38,444	(15,923)
Cash and cash equivalents, beginning of period	79,466	46,817
Cash and cash equivalents, end of period	$117,910	$30,894

Supplemental cash flow information:
Cash paid for interest	$1,436	$1,088

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of warrants to additional paid-in capital	$476	$—
Conversion of preferred stock to common stock upon closing of the initial public offering	$197,888	$—
Initial public offering costs incurred but unpaid at period end	$402	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
(in thousands, except share data)

	Redeemable convertible preferred stock		Common stock			Treasury stock			Total
	Shares	Amount	Shares	Par Value	Additional paid-in capital	Shares	Amount	Accumulated deficit	stockholders’ equity (deficit)
BALANCE - December 31, 2017	21,549,244	$138,828	4,648,078	$5	$4,621	418,981	$—	$(120,980)	$(116,354)
Accretion of preferred stock to redemption value		38			(38)				(38)
Stock-based compensation					368				368
Net loss								(8,100)	(8,100)
BALANCE - March 31, 2018	21,549,244	138,866	4,648,078	5	4,951	418,981	—	(129,080)	(124,124)
Exercise of common stock options			535,320	1					1
Accretion of preferred stock to redemption value		41			(41)				(41)
Stock-based compensation					710				710
Net loss								(9,423)	(9,423)
BALANCE - June 30, 2018	21,549,244	138,907	5,183,398	6	5,620	418,981	—	(138,503)	(132,877)

BALANCE - December 31, 2018	26,831,246	$197,842	5,193,915	$6	$7,290	418,981	$—	$(157,049)	$(149,753)
Exercise of common stock options			1,335		12				12
Accretion of preferred stock to redemption value		46			(46)				(46)
Stock-based compensation					1,137				1,137
Net loss								(11,573)	(11,573)
BALANCE - March 31, 2019	26,831,246	197,888	5,195,250	6	8,393	418,981	—	(168,622)	(160,223)
Exercise of common stock options			44,697		211				211
Conversion of preferred stock to common stock upon closing of the initial public offering	(26,831,246)	(197,888)	14,641,997	15	197,873				197,888
Issuance of common stock, net of issuance costs of $6,896			3,571,428	3	64,529				64,532
Reclassification of warrants to additional paid-in capital					476				476
Exercise of common stock warrant			45,414		—				—
Stock-based compensation					1,507				1,507
Net loss								(14,447)	(14,447)
BALANCE - June 30, 2019	—	$—	23,498,786	$24	$272,989	418,981	$—	$(183,069)	$89,944
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. NATURE OF BUSINESS
Axcella Health Inc. and subsidiaries ("Axcella," the "Company" or "we") is a biotechnology company that was incorporated in Delaware on August 27, 2008 and has a principal place of business in Cambridge, Massachusetts. The Company is pioneering the research and development of novel multifactorial interventions to support health and address dysregulated metabolism across a broad spectrum of consumers and patients who have limited options.
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
On May 13, 2019, the Company completed an initial public offering (the “IPO”) of 3,571,428 shares of its common stock for aggregate gross proceeds of $71.4 million and its shares started trading on The Nasdaq Global Market under the ticker symbol “AXLA.” The Company received $64.5 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. Upon closing of the IPO, all of the Company's outstanding shares of redeemable convertible preferred stock automatically converted into 14,641,997 shares of common stock.
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has historically funded its operations with proceeds from sales of preferred stock and borrowings under a loan and security agreement. As of June 30, 2019, the Company had an accumulated deficit of $183.1 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents at June 30, 2019 will be sufficient to fund its operations for at least the next twelve months from the date of the issuance of the interim condensed consolidated financial statements.
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
Deferred Offering Costs
The Company capitalized certain legal, professional accounting and other third-party fees that were directly associated with the IPO as deferred offering costs. As of December 31, 2018, the Company capitalized $0.3 million of deferred offering costs related to the IPO. After consummation of the IPO, which closed on May 13, 2019, these costs were recorded in stockholders' equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering.
Patent Costs
All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.
Accounting Pronouncements Issued and Not Adopted

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2016-02, Leases, which alters the accounting model and financial statement presentation and disclosure of leases. The new standard requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for the Company beginning January 1, 2020. The Company is assessing the impact the adoption of ASU 2016-02 will have on its condensed consolidated financial statements and will recognize a lease obligation and right of use asset for its existing operating leases upon adoption. See additional information regarding the Company's lease obligations in Note 8.

3. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Laboratory equipment	$3,511	$3,489
Leasehold improvements	564	564
Office and computer equipment	294	294
Furniture and fixtures	122	122
Property and equipment	4,491	4,469
Less: accumulated depreciation and amortization	(3,733)	(3,393)
Property and equipment, net	$758	$1,076
Depreciation and amortization expense for the six months ended June 30, 2019 and 2018 was $0.4 million and $0.6 million, respectively.
4. FAIR VALUE MEASUREMENTS
The following table sets forth by level, within the fair value hierarchy, the assets and liabilities carried at fair value on a recurring basis (in thousands):

	Fair value measurements at June 30, 2019 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$117,660	$—	$—	$117,660
Total	$117,660	$—	$—	$117,660

	Fair value measurements at December 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$79,216	$—	$—	$79,216
Total	$79,216	$—	$—	$79,216
Liabilities:
Success Fee Liability	$—	$—	$1,220	$1,220
Preferred Stock Warrant Liability	—	—	425	425
Total	$—	$—	$1,645	$1,645
Cash equivalents are comprised of funds held in an exchange traded money market fund and the fair value of the cash equivalents is determined based upon quoted market price for that fund. The fair value of the preferred stock warrant was determined using the Black-Scholes option-pricing model with the assumptions as disclosed in Note 7.
The fair value of the success fee liability was determined using a probability weighted present value of cash flows. The Company has projected that 100% of the liability will be paid and that the time value of discounting those cash flows did not have a material impact on the fair value measurement due to the expected term.

As a result of the IPO, the preferred stock warrants were converted to warrants to purchase common stock and the fair value of the warrant liability was reclassified to stockholders’ equity and subsequently settled. The success fee liability was also settled.
A roll forward of the fair value of the success fee liability and preferred stock warrant liability categorized with Level 3 inputs for the period ended June 30, 2019 is as follows (in thousands):

	Success fee	Preferred stock warrant liability
Balance — January 1, 2019	$1,220	$425
Increase in warrant fair value included in other expense	—	51
Reclassification to additional paid-in capital in connection with IPO	—	(476)
Settlement of success fee	(1,220)	—
Balance — June 30, 2019	$—	$—
There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.
The carrying value of accounts payable and accrued expenses that are reported on the consolidated balance sheets approximate their fair value due to the short-term nature of these assets and liabilities. The carrying value of the long term debt approximates fair value as evidenced by the recent amendment.
5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued employee compensation and benefits	$1,329	$1,957
Accrued external research and development expenses	1,829	1,679
Accrued professional fees	990	678
Other	738	985
Total accrued expenses and other current liabilities	$4,886	$5,299
6. DEBT FINANCING
Long term debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Principal amount of long term debt	$26,000	$26,000
Debt discount	(530)	(612)
Deferred financing fees	(752)	(867)
Long term debt, net of discount	$24,718	$24,521

In January 2018, the Company entered into a new secured debt facility (the "2018 Facility") with the existing lender that replaced the February 2017 amended facility. The 2018 Facility increased the funding up to $21.0 million. The Company paid a transaction fee of $0.9 million to the lender in connection with the 2018 Facility, and that fee was recognized as debt discount. The 2018 Facility required interest only payments through January 2019 with the ability to extend the interest only payment period through January 2020 if certain conditions were met. Monthly principal payments of $0.6 million were to commence in February 2019 for 36 months. The 2018 Facility has an interest rate equal to the LIBOR plus 8.50% per annum (10.94% as of June 30, 2019) payable monthly and a $1.1 million success fee which was payable upon the occurrence of certain events, including the IPO. The success fee was comprised of $0.7 million associated with the February 2017 amended facility and an additional $0.4 million arising from the January 2018 amendment. The fair value of the additional success fee was recorded as an obligation to the lenders and created an additional debt discount. The Company granted the lender a first priority security interest in all assets of the Company, excluding intellectual property and granted a negative pledge on such intellectual property.
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
For the six months ended June 30, 2019 and 2018, interest expense arising from the amortization of the debt discount and deferred financing fees was $0.3 million and $0.2 million, respectively.
Terminal Interest Fee
The Company's August 2015 debt facility, as amended, and the 2018 Facility, included a terminal interest fee obligation, which is due with the final principal payment of the loan and has been modified from time to time as the facilities were amended. The Company is accruing the terminal fee obligation over the term of the facility. At December 31, 2017, the terminal fee obligation was $1.1 million. The October 2018 amendment increased the terminal interest fee to $1.4 million. There was no change in the terminal interest fee during the six months ended June 30, 2019. The carrying value of the terminal interest fee was $0.8 million and $0.7 million at June 30, 2019 and December 31, 2018, respectively.
The scheduled principal maturity of the long term debt, reflecting the 2018 Amended Facility and the Term B Loan draw offers, as of June 30, 2019 is as follows (in thousands):

Year Ending December 31,
2020	$—
2021	11,917
2022	13,000
2023	1,083
$26,000
7. STOCKHOLDERS' EQUITY
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

Upon closing of the IPO in May 2019, all of the Preferred Stock converted into an aggregate of 14,641,997 shares of common stock.
In May 2019, the Company restated its certificate of incorporation, which, among other things, restated the number of shares of all classes of stock that the Company has authority to issue to 160,000,000 shares, consisting of (i) 150,000,000 shares of common stock, $0.001 par value per share, and (ii) 10,000,000 shares of preferred stock, $0.001 par value per share. The shares of preferred stock are currently undesignated.
Preferred Stock Warrants — In connection with the issuance of debt in 2012, the Company issued warrants to purchase 112,795 shares of Series A Preferred Stock with an exercise price of $1.95 per share and an expiration date of April 13, 2020. The fair value of the warrants was estimated using a Black-Scholes option-pricing model (see Note 4), and the resulting change in fair value was recorded in other income (expense) in the Company’s consolidated statement of operations.
Upon closing of the IPO on May 13, 2019, the outstanding warrants to purchase Series A Preferred Stock became outstanding warrants to purchase an aggregate of 61,235 shares of common stock at a weighted average exercise price of $3.59 per share. In June 2019, the holders of such warrants completed a cashless exercise of the warrants, resulting in the Company's issuance of 45,414 shares of common stock.
Stock-Based Compensation — The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires several key assumptions. The key assumptions used to apply this pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Risk-free interest rate	1.84% - 2.34%	1.93% - 2.90%	1.84% - 2.50%	1.93% - 2.90%
Expected term (in years)	6.25	0.25 - 6.25	6.25	0.25 - 6.25
Expected dividend yield	0%	0%	0%	0%
Expected volatility of underlying common stock	73.4%	65.0%	73.4%	65%
The risk-free interest rate was based on rates associated with U.S. Treasury issues approximating the expected life of the stock options. The expected term of options granted to employees was determined using the simplified method, which represents the midpoint of the contractual term of the option and the weighted-average vesting period of the option. The Company uses the simplified method because it does not have sufficient historical option exercise data to provide a reasonable basis upon which to estimate the expected term. The expected dividend-yield assumption was based on the Company's expectation of no future dividend payments. The expected volatility of the underlying stock was based on the average historical volatility of comparable publicly traded companies based on weekly price returns as reported by a pricing service, as the Company has historically been a private company and lacks company-specific historical and implied volatility information.

The weighted-average grant date fair value of the options granted during the six months ended June 30, 2019 and 2018, were $7.03 and $2.09 per share, respectively. As of June 30, 2019, there was $16.6 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 3.0 years. Stock-based compensation related to stock options and unvested stock awards are classified as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$586	$230	$1,068	$444
General and administrative	918	477	1,576	634
	$1,504	$707	$2,644	$1,078
The following table summarizes the option activity under the 2010 Stock Incentive Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding January 1, 2019	4,039,487	$5.67	8.6	$5,331
Granted	941,353	15.64
Exercised	(46,038)	4.76
Canceled	(110,500)	6.69
Outstanding June 30, 2019	4,824,302	$7.62	7.8
Options vested or expected to vest as of June 30, 2019	4,765,453	$7.62	7.8	$8,054
Options exercisable as of June 30, 2019	1,738,943	$4.90	6.4	$7,669
The intrinsic value of options exercised during the three months ended June 30, 2019 was nominal.
2010 Stock Option and Incentive Plan — The Company’s 2010 Stock Incentive Plan (the “2010 Plan”) provided for the Company to issue incentive stock options or nonqualified stock options, restricted stock, and other equity awards to employees, directors and consultants of the Company.
Upon effectiveness of the 2019 Plan, no future issuances will be made under the 2010 Plan.
2019 Stock Option and Incentive Plan — The 2019 Stock Option and Incentive Plan (the "2019 Plan") was approved by our board of directors on April 29, 2019 and became effective upon the IPO. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards, cash-based awards and dividend equivalent rights to the Company's officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan is 905,000, which shall be cumulatively increased on January 1, 2020 and each January 1 thereafter by 4% of the number of shares of the Company's common stock outstanding on the immediately preceding December 31, or such lesser number of shares determined by the Company's board of directors or compensation committee of the board of directors.

2019 Employee Stock Purchase Plan — The 2019 Employee Stock Purchase Plan (the "2019 ESPP") was approved by our board of directors on April 29, 2019 and became effective upon the IPO. A total of 237,181 shares of common stock were initially reserved for issuance under this plan, which shall be cumulatively increased on January 1, 2020 and each January 1 thereafter by 1% of the number of shares of the Company's common stock outstanding on the immediately preceding December 31, or such lesser number of shares determined by the Company's board of directors or compensation committee of the board of directors.
8. COMMITMENTS AND CONTINGENCIES
Leases
The Company entered into a facility lease agreement for laboratory and office space with an expiration date of April 1, 2021. The lease agreement and most recent amendment contained escalating rent payments. Rent expense is recorded on a straight-line basis. The Company had deferred rent of $0.1 million as of both June 30, 2019 and December 31, 2018. The Company is obligated to make minimum lease payments under the facility lease as follows (in thousands):

Years Ending December 31,
2019	$599
2020	1,226
2021	415
Total	$2,240
Rent expense for the six months ended June 30, 2019 and 2018 was $0.3 million and $0.3 million, respectively.

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

10. NET LOSS PER SHARE
Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(14,447)	$(9,423)	$(26,020)	$(17,523)
Accretion of redeemable convertible preferred stock	—	(41)	(46)	(79)
Net loss attributable to common stockholders	$(14,447)	$(9,464)	$(26,066)	$(17,602)
Denominator:
Weighted average common shares outstanding, basic and diluted	15,230,815	4,405,597	10,032,202	4,317,845
Net loss per share, basic and diluted	$(0.95)	$(2.15)	$(2.60)	$(4.08)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2019	2018
Redeemable convertible preferred stock (as converted to common stock)	—	11,735,178
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	—	61,235
Options to purchase common stock	4,824,302	3,084,510
	4,824,302	14,880,923
11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for financial statement purposes occurring through August 12, 2019, the date that these condensed consolidated financial statements were issued.
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
To date, we have funded our operations with proceeds from the IPO, sale of redeemable convertible preferred stock and borrowing of debt. Through June 30, 2019, we had previously received gross proceeds of $197.8 million from sales of our redeemable convertible preferred stock and $26.0 million from borrowings under a loan and security agreement. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability or even any product revenue will depend on the successful development and eventual commercialization of one or more of our AXA Candidates. For the six months ended June 30, 2019, our net loss was $26.0 million. As of June 30, 2019, we had an accumulated deficit of $183.1 million. We expect to continue to incur significant expenses and increasing operating losses and capital requirements for at least the next several years in connection with our ongoing activities, particularly as we:

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
As of June 30, 2019, our cash and cash equivalents totaled $117.9 million. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments through the second quarter of 2021. We have based these estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.”
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
A change in the outcome of any of these variables with respect to the development of any of our AXA Candidates could significantly change the costs, timing and success associated with the development of that AXA Candidate. We expect research and development expenses to increase as compared to 2018 as we develop new AXA Candidates and advance existing AXA Candidates. We may never succeed in obtaining regulatory approval for any of our AXA Candidates.
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
Upon the closing of our IPO, the preferred stock warrants became exercisable for common stock instead of preferred stock, and the fair value of the warrant liability at that time was reclassified to additional paid-in capital. As a result, we will no longer remeasure the fair value of the warrant liability at each reporting date. In June 2019, the holders of such warrants completed a cashless exercise of the warrants, resulting in the Company’s issuance of 45,414 shares of common stock.
Income taxes
Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, or Credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOLs, carryforwards and Credits will not be realized.
Results of Operations
Comparison of the Three Months Ended June 30, 2019 and 2018
The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change

	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	9,343	6,007	3,336
General and administrative	4,728	2,901	1,827
Total operating expenses	14,071	8,908	5,163
Loss from operations	(14,071)	(8,908)	(5,163)
Other income (expense):
Change in fair value of preferred stock warrant liability	—	4	(4)
Interest income (expense), net	(376)	(519)	143
Total other expense, net	(376)	(515)	139
Net loss	$(14,447)	$(9,423)	$(5,024)

Research and Development

	Three Months Ended June 30,
	2019	2018	Change

	(in thousands)
Direct research and development expenses by program:
AXA1665	$1,293	$607	$686
AXA1125/1957	2,740	998	1,742
AXA2678	—	130	(130)
Platform development, early-stage research and unallocated expenses:
Personnel related	2,775	2,020	755
Stock-based compensation expense	586	230	356
External manufacturing and research	696	664	32
Laboratory supplies and research materials	251	251	0
Facility related and other	1,002	1,107	(105)
Total research and development expenses	$9,343	$6,007	$3,336
Research and development expenses were $9.3 million for the three months ended June 30, 2019, compared to $6.0 million for the three months ended June 30, 2018. The increase in direct costs related to our AXA1665 program of $0.7 million and to our AXA1125 and AXA1957 program of $1.7 million was primarily due to costs incurred with external CROs and CMOs for the ongoing Non-IND, IRB-Approved Clinical Studies. The increase in personnel related expense of $0.8 million and stock-based compensation expense of $0.4 million was primarily due to an increase in personnel to support the growth in research, development and clinical programs.
General and Administrative

	Three Months Ended June 30,
	2019	2018	Change

	(in thousands)
Personnel related	$1,535	$1,530	$5
Stock-based compensation expense	918	477	441
Professional and consultant fees	1,857	733	1,124
Facility related and other	418	161	257
Total general and administrative expenses	$4,728	$2,901	$1,827
General and administrative expenses were $4.7 million for the three months ended June 30, 2019, compared to $2.9 million for the three months ended June 30, 2018. The increase in general and administrative expenses of $1.8 million was primarily due to growth of operations and clinical programs and required personnel and professional services to support that growth. The increase in stock-based compensation expense of $0.4 million was primarily due to an increase in the number of awards granted and the per share fair value of such awards. Professional and consultant fees increased by $1.1 million primarily due to increases in legal fees related to business development, regulatory and intellectual property costs, accounting and audit fees and public and investor relations fees.

Interest Income (Expense), Net
The decrease in net interest expense during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was attributable to increased income earned on our invested cash, which was driven by a larger cash balance during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.
Comparison of the Six Months Ended June 30, 2019 and 2018
The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change

	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	16,906	11,462	5,444
General and administrative	8,196	5,037	3,159
Total operating expenses	25,102	16,499	8,603
Loss from operations	(25,102)	(16,499)	(8,603)
Other income (expense):
Change in fair value of preferred stock warrant liability	(51)	41	(92)
Interest income (expense), net	(867)	(1,065)	198
Total other expense, net	(918)	(1,024)	106
Net loss	$(26,020)	$(17,523)	$(8,497)
Research and Development

	Six Months Ended June 30,
	2019	2018	Change

	(in thousands)
Direct research and development expenses by program:
AXA1665	$2,355	$866	$1,489
AXA1125/1957	4,061	1,768	2,293
AXA2678	—	318	(318)
Platform development, early-stage research and unallocated expenses:
Personnel related	5,419	4,010	1,409
Stock-based compensation expense	1,068	444	624
External manufacturing and research	1,512	1,426	86
Laboratory supplies and research materials	498	492	6
Facility related and other	1,993	2,138	(145)
Total research and development expenses	$16,906	$11,462	$5,444
Research and development expenses were $16.9 million for the six months ended June 30, 2019, compared to $11.5 million for the six months ended June 30, 2018. The increase in direct costs related to our AXA1665 program of $1.5 million and to our AXA1125 and AXA1957 program of $2.3 million was primarily due to costs incurred with external CROs and CMOs for the ongoing Non-IND, IRB-Approved Clinical Studies. The increase in personnel related expense of $1.4 million and stock-based compensation expense of $0.6 million was primarily due to an increase in personnel to support the growth in research, development and clinical programs.

General and Administrative

	Six Months Ended June 30,
	2019	2018	Change

	(in thousands)
Personnel related	$3,285	$2,661	$624
Stock-based compensation expense	1,576	634	942
Professional and consultant fees	2,757	1,473	1,284
Facility related and other	578	269	309
Total general and administrative expenses	$8,196	$5,037	$3,159
General and administrative expenses were $8.2 million for the six months ended June 30, 2019, compared to $5.0 million for the six months ended June 30, 2018. The increase in general and administrative expenses of $3.2 million was primarily due to growth of operations and clinical programs and required personnel and professional services to support that growth. The increase in stock-based compensation expense of $0.9 million was primarily due to an increase in the number of awards granted and the per share fair value of such awards. Personnel-related costs increased by $0.6 million primarily due to the hiring of additional personnel in our general and administrative functions as we continued to expand our operations and to support operating as a public company. Professional and consultant fees increased by $1.3 million primarily due to increases in legal fees related to business development, regulatory and intellectual property costs, accounting and audit fees and public and investor relations fees.
Interest Income (Expense), Net
The decrease in net interest expense during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was attributable to increased income earned on our invested cash, which was driven by a larger cash balance during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our AXA Candidates, and we do not expect to generate revenue from any AXA Candidates for several years, if at all. To date, we have funded our operations with proceeds from the sales of redeemable convertible preferred stock and borrowings under our loan and security agreement. In May 2019, we completed an IPO of 3,571,428 shares of its common stock for aggregate gross proceeds of $71.4 million. The Company received $64.5 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. Through June 30, 2019, we had previously received gross proceeds of $197.8 million from sales of our redeemable convertible preferred stock, $26.0 million from borrowings under a loan and security agreement and. As of June 30, 2019, we had cash and cash equivalents of $117.9 million.

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash used in operating activities	$(25,447)	$(15,666)
Cash used in investing activities	(47)	(413)
Cash provided by financing activities	63,938	156
Net increase (decrease) in cash and cash equivalents	$38,444	$(15,923)
Net Cash Used in Operating Activities
Net cash used in operating activities for the six months ended June 30, 2019 was $25.4 million, which was primarily due to our net loss of $26.0 million, a increase in prepaid expense of $2.7 million and a decrease in accrued expense of $0.2 million. This was partially offset by non-cash charges, including stock-based compensation expense of $2.6 million, depreciation expense of $0.4 million and an increase in accounts payable of $0.1 million.
Net cash used in operating activities for the six months ended June 30, 2018 was $15.7 million, which was primarily due to our net loss of $17.5 million and a decrease in accrued expenses of $0.3 million. This was partially offset by non-cash charges, including stock-based compensation expense of $1.1 million, depreciation of $0.6 million and an increase in accounts payable of $0.2 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.0 million for the six months ended June 30, 2019 compared to net cash used in investing activities of $0.4 million for the six months ended June 30, 2018. Net cash used in investing activities for the six months ended June 30, 2019 and 2018 consisted of the purchase of capital equipment used during the period.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2019 was $63.9 million, which primarily consisted of net proceeds from the issuance of common stock upon the completion of the IPO.
Net cash provided by financing activities for the six months ended June 30, 2018 was $0.2 million, which consisted of the net proceeds from the additional draw down from our debt facility.
Loan and security agreement
At June 30, 2019, we had $26.0 million in outstanding long term debt. Monthly principal payments of $1.1 million will commence August 2020 for 24 months. The terminal interest fee of 5.35% ($1.4 million) is due with the final principal payment of the loan. We granted the lender a first priority security interest in all of our assets, excluding intellectual property and granted a negative pledge on such intellectual property.

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

•
our decision to initiate a Non-IND, IRB-Approved Clinical Study or Clinical Trial, not to initiate a Non-IND, IRB-Approved Clinical Study or Clinical Trial or to terminate an existing Non-IND, IRB-Approved Clinical Study or Clinical Trial, or being required to do so by any regulatory authority;

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

•
the costs, timing and success of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our AXA Candidates for which we obtain marketing approval as a drug or market as a non-drug product;

•	the costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims;

•	additions or departures of key scientific or management personnel; and

•	unanticipated serious safety concerns related to the use of our AXA Candidates.
We believe that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements, and debt service payments through the second quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Use of Estimates” in our Prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 9, 2019. During the six months ended June 30, 2019, there were no material changes to our critical accounting policies from those previously disclosed.
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

Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

	(in thousands)
Operating lease commitments (1)	$2,240	$599	$1,641	$—	$—
Debt obligations (2)	33,465	1,422	30,950	1,093	—
Total	$35,705	$2,021	$32,591	$1,093	$—

(1)	Amounts in table reflect payments due for our leases of office and laboratory space in Cambridge, Massachusetts under one operating lease agreement that expires in April 2021.

(2)
Amounts in table reflect the contractually required principal and interest payments payable under the Amended 2018 Facility. For purposes of this table, the interest due under the Amended 2018 Facility was calculated using an assumed interest rate of 10.94% (LIBOR plus 8.50%) per annum, which was the interest rate in effect as of June 30, 2019.

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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
As of June 30, 2019, we had cash and cash equivalents of $117.9 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on the fair market value of our investment portfolio.

As of June 30, 2019, we had $26.0 million of borrowings outstanding under the Amended 2018 Debt Facility. An immediate 10% change in the LIBOR rate would not have had a material impact on our debt-related obligations, financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and Australia. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2019 and 2018.
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

Part II. Other Information
Item 1. Legal Proceedings
From time to time, we may be involved in various claims, threatened or actual, and legal proceedings relating to claims arising out of our operations or products, if any. We are not currently a party to any material legal proceedings. The outcome of claims or litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations.
Item 1A. Risk Factors
Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report and in other documents that we file with the SEC, in evaluating the Company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks that we face. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.
Risks related to our financial position and capital needs
We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
We are a biotechnology company with a limited operating history. Investment in product development in the healthcare industry, including of biotechnology products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and/or become commercially viable. Our AXA Candidates are currently being studied in Non-IND, IRB-Approved Clinical Studies as food products. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2008. Our net loss was $26.0 million for the six months ended June 30, 2019 and $36.1 million for the year ended December 31, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $183.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and if we choose to develop our AXA Candidates under an IND seek regulatory approvals for, our AXA Candidates. We anticipate that our expenses will increase substantially if, and as, we:

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

•	acquire or in-license other candidates and technologies;

•	seek various non-drug product marketing pathways and, if applicable, drug regulatory authorizations;

•	establish a sales, marketing and distribution infrastructure to commercialize any AXA Candidates for which we may obtain regulatory approval or identify an alternate regulatory pathway to market; and

•	add operational, compliance, financial and management information systems and personnel to support our operations as a public company.
To become and remain profitable, we or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. This will require us to be successful in a range of challenging activities, including, but not limited to: completing preclinical studies, Non-IND, IRB-Approved Clinical Studies and Clinical Trials for any AXA Candidate we elect to develop as a drug product candidate under an IND; obtaining marketing approval or identifying alternate regulatory pathways for AXA Candidates; manufacturing, marketing and selling products for which we may obtain marketing approval; or successfully identifying alternate regulatory pathways and satisfying any pre- or post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company, which could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.
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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts for our current and future programs: to conduct further research and development, preclinical studies, Non-IND, IRB-Approved Clinical Studies and Clinical Trials for any AXA Candidate we elect to develop as a drug product candidate under an IND, as we plan to do for our AXA1665 product candidate; to validate the manufacturing process and specifications for our AXA Candidates; to seek regulatory approvals for or identify alternate regulatory pathways to market for our AXA Candidates; and to launch and commercialize any products for which we receive regulatory approval or identify an alternate regulatory pathway to market, including potentially building our own commercial organization. As of June 30, 2019, we had $117.9 million of cash and cash equivalents on hand. Based on our current operating plan, we believe that our existing cash and cash equivalents, will enable us to fund our operating expenses, capital expenditure requirements and debt service obligations through the second quarter of 2021. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from our expectations, and we will in any event require additional capital in order to complete clinical development of any of our current AXA Candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our AXA Candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•
our decisions regarding the development path under which we will develop our AXA Candidates (i.e., either continuing to develop our AXA Candidates as non-drug products, or initiating development as drug product candidates under an IND or non-U.S. equivalent);

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

•	any clinical development plans we establish for these AXA Candidates;

•	further development of our AXA Development Platform and supporting infrastructure;

•	the number and characteristics of AXA Candidates that we develop or may in-license;

•	the terms of any partnership or collaboration agreements we may choose to initiate or conclude;

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

To obtain the requisite regulatory approvals to commercialize any AXA Candidate that we decide to develop as a drug product candidate, we must demonstrate through extensive preclinical studies and Clinical Trials that our AXA Candidates are safe and effective in humans for their intended use. Non-IND, IRB-Approved Clinical Studies to commercialize non-drug products also require a significant financial investment to generate data that supports the claims we would make for such products and the safety and tolerability of the product. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. We may be unable to establish, where applicable, endpoints, dose levels and regimens or bioanalytical assay methods that applicable regulatory authorities would consider clinically meaningful or legally permissable, and a Clinical Trial can fail at any stage of testing. Additionally, our Non-IND, IRB-Approved Clinical Studies or other studies may not result in data that supports intended claims for non-drug products. The outcome of preclinical studies, Non-IND, IRB-Approved Clinical Studies and early Clinical Trials may not be predictive of the success of later preclinical studies, Non-IND, IRB-Approved Clinical Studies and Clinical Trials, and interim results of these studies or trials do not necessarily predict final results. Differences in trial design between early-stage Clinical Trials and later-stage Clinical Trials make it difficult to extrapolate the results of earlier Clinical Trials to later Clinical Trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and Clinical Trials have nonetheless failed to obtain marketing approval of their product candidates, or have data that supports desirable marketing claims even where marketing approval is not required.

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

We may experience delays in completing our preclinical studies and initiating or completing Non-IND, IRB-Approved Clinical Studies and, for those AXA Candidates that we decide to develop as drug product candidates, Clinical Trials. We also may experience numerous unforeseen events during, or as a result of, any future Non-IND, IRB-Approved Clinical Studies or Clinical Trials that we may conduct that could delay or prevent our ability to receive marketing approval or commercialize our AXA Candidates, including, but not limited to:

•
we may be unable to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of Clinical Trials for therapeutic indications for any drug product candidates or the marketing of our products as non-drug products;

•
the FDA may not allow us to use data from any Non-IND, IRB-Approved Clinical Studies to support an IND for AXA1665 or any other AXA Candidate we decide to develop as a drug product candidate instead of a non-drug product candidate;

•
the FDA or other regulatory authorities may disagree with the design, implementation or results of our Non-IND, IRB-Approved Clinical Studies or Clinical Trials, which may delay or prevent us from pursuing certain regulatory pathways for product developments, or require us to submit additional data such as long-term toxicology studies or impose other requirements before permitting us to initiate or complete a Clinical Trial. For example, the FDA could require that we stop a Non-IND, IRB-Approved Clinical Study for an AXA Candidate and continue such study only under an IND, and we may not be able to obtain such an IND, if at all, without additional study or we may be subject to an enforcement action for conducting a Non-IND, IRB-Approved Clinical Study not under an IND;

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

We could also encounter delays if a preclinical study, Non-IND, IRB-Approved Clinical Study or Clinical Trial is suspended or terminated for any reason. A suspension or termination may be imposed due to a number of factors, including failure to conduct the Non-IND, IRB-Approved Clinical Study or Clinical Trial in accordance with regulatory requirements or our clinical protocols, inspection of the Clinical Trial operations or trial site by the FDA, other regulatory authorities or IRB resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful or legally permissable endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the Non-IND, IRB-Approved Clinical Study or Clinical Trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of Non-IND, IRB-Approved Clinical Studies or Clinical Trials may also ultimately lead to the denial of regulatory approval of our AXA Candidates for therapeutic indications, where applicable, or the failure to meet applicable regulatory requirements to support and commercialize non-drug products. Further, the FDA or other regulatory authorities may disagree with our Non-IND, IRB-Approved Clinical Study or Clinical Trial design and our interpretation of data from these clinical studies or trials, or may change the requirements for regulatory approval of a drug even after they have reviewed and commented on the design for our preclinical studies, Non-IND, IRB-Approved Clinical Studies or Clinical Trials.

Our product development costs will increase or our operations may be hindered or prevented if we experience delays in clinical testing and marketing approvals, if applicable, or otherwise meeting regulatory requirements to commercialize our AXA Candidates. We do not know whether any of our preclinical studies, Non-IND, IRB-Approved Clinical Studies or Clinical Trials, if applicable, will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant delays in our preclinical studies, Non-IND, IRB-Approved Clinical Studies or Clinical Trial also could shorten any periods during which we may have the exclusive right to commercialize our AXA Candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our AXA Candidates and harming our business and results of operations. Any delays in our preclinical or future clinical development programs may harm our business, financial condition and prospects significantly, and could impair our ability to fund our operations or obtain financing on acceptable terms, or at all.

Risks related to our business, technology and industry
We have a limited operating history, which may make it difficult to evaluate our technology and product development capabilities and predict our future performance.
We are early in our development efforts and we have not initiated Clinical Trials for any of our AXA Candidates to allow for development of such candidates as drug product candidates. In addition, as an organization, we have not yet commenced or completed any Clinical Trials. With the exception of AXA1665 for which we plan to file an IND, we are currently developing our AXA Candidates as non-drug products under food regulations, although the ultimate pathway under which we will develop our other AXA Candidates is subject to change depending on a number of factors. We were formed in 2008, have no products approved for commercial sale as drugs or marketed via other regulatory pathways (e.g., non-drug products) and have not generated any revenue from product sales. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our AXA Candidates, which may never occur.
Our limited operating history may make it difficult to evaluate our technology and industry and predict our future performance. Specifically, to date we have conducted Non-IND, IRB-Approved Clinical Studies for our AXA Candidates to evaluate safety and tolerability only in healthy subjects or subjects with certain disease conditions. If we decide to develop an AXA Candidate under an IND as a drug product with patient populations reflecting the desired indication for such AXA Candidate, the physiological structure and function data we observed in our Non-IND, IRB-Approved Clinical Studies for such AXA Candidate may not be replicated in or consistent with results from Clinical Trials and such AXA Candidate may not meet therapeutic efficacy endpoints in Clinical Trials.
Our short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in evolving fields. If we do not address these or other risks successfully, our business will suffer. Similarly, we expect that our financial condition, expenditures and operating results will fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. As a result, our stockholders should not rely upon the results of any quarterly or annual period as an indicator of future operating performance.
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

Using EMMs in the compositions, ratios and formulations we use in our AXA Candidates and the potential drug and non-drug applications of our AXA Candidates represents a novel approach. Our AXA Candidates in general may not be successfully developed or commercialized or gain the acceptance of the public or the medical community. For any AXA Candidate that we choose to develop as a drug product candidate, our success will depend upon physicians who specialize in the treatment of diseases targeted by our AXA Candidates, prescribing potential treatments that involve the use of our AXA Candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. For any AXA Candidate that we choose to develop as a non-drug product candidate, our success will depend on finding partners in a non-drug market who can help successfully commercialize AXA Candidates. In addition, our success will also depend on consumer acceptance and adoption of our products that we, or a future partner, commercialize, if any. Adverse events in Non-IND, IRB-Approved Clinical Studies and Clinical Trials of our AXA Candidates or in studies or Clinical Trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of EMMs and metabolic pathways, could result in a decrease in demand for any product that we may develop. In addition, responses by the U.S. federal, state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any AXA Candidates, obtain or maintain regulatory approval, if applicable, identify alternate regulatory pathways to market or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects, and may delay or impair the development and commercialization of our AXA Candidates or demand for any products we may commercialize.
All of our AXA Candidates for which we make a drug development path decision, including any targeting the metabolic pathways of the liver and muscle that if dysregulated could result in loss of health or disease, will require significant additional preclinical and clinical development before we can seek regulatory approval for and launch a drug product commercially.
For any AXA Candidate that we choose to develop as a drug product candidate, such as our AXA1665 drug product candidate for which we plan to submit an IND, our business and future success will depend on our ability to obtain regulatory approval of and then successfully launch and commercialize such AXA Candidate as a drug targeting a disease, which may involve dysregulated metabolism, such as cirrhosis, non-alcoholic steatohepatitis or muscle atrophy. Any future Clinical Trials of AXA1665 and any other AXA Candidates that we decide to develop as drug product candidates may experience preliminary complications in trial execution, such as complexities surrounding regulatory clearance to initiate Clinical Trials, the need for additional preclinical data to support authorization to proceed with Clinical Trials, modifications in trial design and trial protocols, bioanalytical assay method development, dose level and regimen selection, patient recruitment and enrollment, quality and supply of clinical doses or safety issues. Additionally, even if additional preclinical studies, Non-IND, IRB-Approved Clinical Studies or Clinical Trials are successfully executed, there is no guarantee that the results produced by such additional studies will confirm or be consistent with the results obtained in our Non-IND, IRB-Approved Clinical Studies to date for our AXA Candidates.
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
Successful development of our AXA Candidates is highly uncertain and is dependent on numerous factors, many of which are beyond our control. AXA Candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including, but not limited to:

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

•
failure to receive the necessary regulatory approvals or authorizations, where applicable, or to meet and maintain compliance with applicable regulatory requirements, or a delay in such compliance or receiving such approvals or authorizations for, including, but not limited to, a NDA, or delays in NDA preparation, the need to submit a new dietary ingredient, or NDI, notification or other filings with the FDA, discussions with the FDA and other regulatory authorities in jurisdictions we target or pursue, responding to an FDA request or other regulatory authority for additional preclinical or clinical data or unexpected safety or manufacturing issues;

•	manufacturing costs, formulation issues, manufacturing deficiencies or other factors that make our AXA Candidates uneconomical;

•	proprietary rights of others and their competing products and technologies that may prevent our product candidates from being commercialized; and

•
For those AXA Candidates that we may decide to develop as drug product candidates, the length of time necessary to complete Clinical Trials and to submit an application for marketing approval of a drug product candidate, where applicable, for a final decision by a regulatory authority may be difficult to predict for any such AXA Candidates, in large part because of their limited regulatory history.

Even if we are successful in obtaining marketing approval for those AXA Candidates that we decide to develop as drugs, commercial success of any approved drugs will also depend in large part on marketing acceptance, the availability of insurance coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. Third-party payors could require us to conduct additional studies, including post-marketing studies related to the cost-effectiveness of a product, to qualify for reimbursement, which could be costly and divert our resources. If government and other healthcare payors were not to provide adequate insurance coverage and reimbursement levels for one or any of our drug products once approved, market acceptance and commercial success would be reduced.
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
Similarly, the success of any AXA Candidate we decide to develop as a non-drug product will depend on market acceptance, and even if we succeed in developing a non-drug product, we may still be subject to significant regulatory requirements, including, but not limited to, those with respect to the manufacture, development, processing, handling, labeling, and marketing of our products.
Our planned Non-IND, IRB-Approved Clinical Studies or any future Clinical Trials, if applicable, or those of our future collaborators may reveal significant adverse events not seen in our preclinical studies, Non-IND, IRB-Approved Clinical Studies or other Clinical Trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our AXA Candidates.
Before obtaining regulatory approvals for the commercial sale of any products for therapeutic indications, we must demonstrate through lengthy, complex and expensive preclinical studies and Clinical Trials that our AXA Candidates are both safe and effective for use in each target indication. ANy non-drug products must also be demonstrated to be safe and tolerable. Preclinical and clinical studies and testing are expensive and can take many years to complete, and their outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical study or trial process. The results of preclinical studies, Non-IND, IRB-Approved Clinical Studies as well as early Clinical Trials of our AXA Candidates that we decide to develop as drug products may not be predictive of the results of later-stage clinical studies or trials. In addition, initial results in Non-IND, IRB-Approved Clinical Studies and Clinical Trials, in particular as shown by any interim data, may not be indicative of results obtained when such Non-IND, IRB-Approved Clinical Studies and Clinical Trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical studies and trials. Our AXA Candidates have been generally well tolerated in our Non-IND, IRB-Approved Clinical Studies, but we cannot be certain that we will be able to dose participants at a high enough dose in any future Clinical Trials if we pursue a drug pathway so as to demonstrate efficacy without unacceptable safety risk.
AXA Candidates in later stages of Non-IND, IRB-Approved Clinical Studies may fail to show the desired safety profile despite having progressed through successful preclinical studies and earlier Non-IND, IRB-Approved Clinical Studies. AXA Candidates that we decide to develop as drug product candidates and that progress to Clinical Trials may fail to show the desired safety and efficacy profile despite having progressed successfully through preclinical studies, Non-IND, IRB-Approved Clinical Studies and, if applicable, initial Clinical Trials. A number of companies in the healthcare industry have suffered significant setbacks in later development, notwithstanding promising results in earlier trials. Most product candidates that commence Clinical Trials are never approved as products for therapeutic indications, and there can be no assurance that any of our current or future Non-IND, IRB-Approved Clinical Studies or Clinical Trials will ultimately be successful or support further clinical development of any of our AXA Candidates.
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
We may experience difficulties in subject and patient enrollment in our Non-IND, IRB-Approved Clinical Studies and Clinical Trials for a variety of reasons. The timely completion of Non-IND, IRB-Approved Clinical Studies or Clinical Trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of subjects or patients who remain in the Non-IND, IRB-Approved Clinical Study or Clinical Trial until its conclusion. The enrollment of subjects or patients depends on many factors, including, but not limited to:

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

To date, our Non-IND, IRB-Approved Clinical Studies have been exploratory in nature, with a primary focus on the assessment of safety and tolerability, and have been conducted in small numbers of subjects. Data from larger subsequent studies may not support or may be inconsistent with our observations in our completed Non-IND, IRB-Approved Clinical Studies. From time to time, we may conduct Non-IND, IRB-Approved Clinical Studies and Clinical Trials that result in interim or preliminary data. These data are subject to the risk that one or more of the outcomes may materially change as preclinical studies complete, subject enrollment continues and more subject data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material inconsistencies between preliminary or interim data and final data could significantly harm our business prospects.
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

•	inability to bring an AXA Candidate to the market;

•	decreased demand for and decline in the price charged for our products;

•	damage to our reputation;

•	withdrawal of Non-IND, IRB-Approved Clinical Study or Clinical Trial participants and inability to enroll future participants or continue Non-IND, IRB-Approved Clinical Studies or Clinical Trials;

•	initiation of investigations by regulators or other regulatory action;

•	costs to defend the related litigation;

•	diversion of management's time and our resources;

•	substantial monetary awards to participants or patients;

•	product recalls, withdrawals or labeling, packaging, marketing or promotional modifications or restrictions;

•	loss of revenue;

•	exhaustion of any available insurance and our capital resources;

•	the inability to commercialize any AXA Candidates via any regulatory pathway; and

•	decline in our share price.
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
We are developing our AXA Candidates and AXA Development Platform to reprogram metabolism and maintain and restore metabolic health. However, our AXA Development Platform has not yet led, and may never lead, to marketable drug or non-drug products. We are developing our initial AXA Candidates and have additional AXA Candidates that we intend to investigate, including in liver, muscle, central nervous system and blood. We may have problems applying our technologies to these and other future target areas, and our AXA Candidates may not demonstrate a comparable ability in supporting or maintaining health or treating disease, where applicable. Even if we are successful in identifying additional AXA Candidates, they may not be suitable for clinical development as a result of limited efficacy, unacceptable safety profiles or other characteristics that indicate that they are unlikely to be products that will receive marketing approval or achieve market acceptance. The success of our AXA Candidates will depend on several factors, including the following:

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

•
achieving and remaining in compliance with applicable laws and regulations that apply to the research, development and commercialization of our AXA Candidates and having productive interactions and positive regulatory decisions that lead to successful product commercialization;

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
If any AXA Candidate we decide to develop as a drug product candidate receives marketing approval or otherwise is commercialized under applicable regulations as a non-drug product, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, consumers and others in the medical or health community or other target markets. If the AXA Candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any AXA Candidate, if approved for commercial sale, will depend on a number of factors, including, but not limited to:

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
As of June 30, 2019, we had 55 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including, but not limited to:

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
Our ability to compete in the highly competitive biotechnology industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including David Epstein, our Chairman of the Board, William Hinshaw, our Chief Executive Officer and President, Thomas Leggett, our Chief Financial Officer and Senior Vice President of Finance, Shreeram Aradhye, M.D., our Executive Vice President and Chief Development Officer, Manu Chakravarthy, M.D., Ph.D., our Chief Medical Officer and Senior Vice President of Clinical Development, Tony Tramontin, Ph.D., our Chief Scientific Officer and Senior Vice President of Research and Development, Stephen Mitchener, PharmD, our Chief Business Officer and Senior Vice President and Paul Fehlner, J.D., Ph.D., our Chief Intellectual Property Officer and Senior Vice President. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
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
We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless or negligent conduct that fails to comply with the laws of the FDA and other similar foreign, state or local regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign, state or local regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign, state or local fraudulent misconduct laws or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our AXA Candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing and education programs.
A variety of risks associated with testing and developing our AXA Candidates internationally could materially adversely affect our business.
In addition to researching, developing and commercializing our AXA Candidates in the United States, we also intend to engage in these activities outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, if our AXA Candidates are approved, including, but not limited to:

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
There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas. Even to the extent we are able to develop such capabilities or relationships, the sale, marketing and distribution of our AXA Candidates will be subject to extensive government regulation and if we or related third parties fail to comply with such regulations, we may be subject to regulatory action, third-party claims or other potential liability.
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
As of June 30, 2019, we had cash and cash equivalents of $117.9 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since June 30, 2019, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
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

We are very early in our development efforts and have invested substantially all of our efforts and financial resources in the identification and early clinical development of AXA Candidates. To date, we have not marketed or commercialized products and, although we have made a development path decision to develop AXA1665 as a drug product candidate under a planned IND submission, we have not done so for any of our other AXA Candidates, including whether to continue their development under food or dietary supplement regulations or to pursue their development as drugs. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our AXA Candidates, which may never occur. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. The success of our AXA Candidates will depend on several factors, including the following:

•	successful enrollment in, and completion of, preclinical studies, Non-IND, IRB-Approved Clinical Studies and, if applicable, Clinical Trials;

•	clearance of INDs for future Clinical Trials for AXA Candidates that we decide to develop as drug product candidates;

•	receipt of regulatory approvals from applicable regulatory authorities for drug product candidates or, alternatively, compliance with regulatory requirements applicable to non-drug products;

•	establishing cGMP-compliant supply and commercial manufacturing operations or making arrangements with cGMP-compliant third-party manufacturers for supply and commercial manufacturing;

•	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our AXA Candidates;

•	launching commercial sales of our AXA Candidates, if and when approved or allowed for marketing, whether alone or in collaboration with others;

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
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our AXA Candidates, which would materially harm our business. If we do not receive regulatory approvals or identify and successfully execute on alternate regulatory pathways to market for our AXA Candidates, we may not be able to continue our operations.
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
In prior or future studies or trials of our AXA Candidates, we may have or will expressly or implicitly characterize or classify such candidates as encompassed within a specific regulatory scheme (e.g., as foods or dietary supplements). Regulators may not agree with the regulatory classification of the AXA Candidates used in our Non-IND, IRB-Approved Clinical Studies or any subsequent classification of such candidates prior to commercialization. To date, we have had one pre-IND meeting with FDA regarding our AXA1665 program and have not discussed the development of our other AXA Candidates evaluated in Non-IND, IRB-Approved Clinical Studies or our utilization of specific regulatory pathways for our other AXA Candidates with the FDA or comparable foreign regulatory authorities and any such regulator may not agree with our current activities or future approach or plans for further development. The FDA may determine that our AXA Candidates are not safe or appropriate for use in Non-IND, IRB-Approved Clinical Studies or are not governed by food regulations and therefore may classify any of our AXA Candidates as being ineligible for investigation in clinical studies without an IND. The FDA or other regulatory authorities may also take enforcement action, or otherwise delay or prevent further development or commercialization of our AXA Candidates.
The FDA may determine that our AXA Candidates cannot be marketed as or do not meet the regulatory requirements for marketing or testing as non-drug products. The FDA may take the position that we failed to satisfy the premarket requirements for ingredient compositions, including that the particular product is not generally recognized as safe, or GRAS, is an unapproved food additive, is a NDI requiring premarket review or that our products contain otherwise impermissible ingredients, in which case some or all of our products may be deemed adulterated or misbranded in violation of the FD&C Act. Moreover, if we choose to study a product under an IND before the product candidate has been marketed as a non-drug product, the FD&C Act could prevent us from marketing the product as a non-drug product if we are unable to secure FDA approval as a new drug. Any delay in the regulatory consultation process, or a warning, finding or determination that any of our operations or product candidates do not meet the regulatory requirements of the FDA, including but not limited to any applicable GRAS, food additive or NDI requirements, could subject the company to regulatory enforcement action or other legal action, and/or cause a delay in or prevent the commercialization of one or more of our product candidates, which may lead to reduced acceptance by the public or others for any products we are able to commercialize and could materially adversely affect our business.
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
These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic or social events. Such changes may include changes in:

•	food and drug laws, including FDA regulations;

•	laws related to product labeling;

•	advertising and marketing laws and practices;

•	laws and programs restricting the sale and advertising of certain product candidates;

•	laws and programs aimed at regulating, restricting or eliminating ingredients present in certain of our AXA Candidates;

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

•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication;

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
If any of our AXA Candidates are developed as drug product candidates and approved for therapeutic indications or are commercialized as non-drug products, they will be subject to ongoing regulatory requirements for manufacturing, processing, labeling, packaging, storage, holding, testing, distribution, quality, safety, sale, marketing, advertising, promotion, sampling, record-keeping, export, import, conduct of post-marketing studies and submission of safety, efficacy or other post-market information. Such requirements may be imposed as federal and state requirements in the United States or by comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMP requirements as applicable to drugs and non-drug products and GCP requirements for any Clinical Trials that we conduct post-approval, if applicable.
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
In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-

payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates. Patients are unlikely to use our AXA Candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our AXA Candidates. Because our AXA Candidates may have a higher cost of goods than conventional therapies, and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our AXA Candidates.
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
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration's budget for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 legislative session or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under

Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a "Blueprint" to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. Although a number of these and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative or administrative measures to control drug costs. On May 10, 2019, CMS announced a new pricing transparency rule, which went into effect on July 9, 2019. This final rule requires direct-to-consumer television advertisements for prescription drugs and biological products for which reimbursement is available, directly or indirectly, through or under Medicare or Medicaid to include the list price of that product, except for a prescription drug or biological product that has a list price of less than $35 per month for a 30-day supply or typical course of treatment. The pricing transparency rule could have a negative effect on our business. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed or approved, or for other actions to be taken, by relevant government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Similarly, a prolonged government shutdown could prevent the timely review of our patent applications by the United States Patent and Trademark Office, or USPTO, which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly
Risks related to our intellectual property
If we are unable to obtain and maintain patent protection for any AXA Candidates we develop or for our AXA Development Platform, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any AXA Candidates we may develop, and our technology may be adversely affected.
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
Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned patents. With respect to our patent portfolio, as of August 1, 2019, our AXA Candidate-related patent portfolio consists of 17 patent families, including two granted U.S. patents, 26 U.S. pending patent applications (including provisional applications) and 111 owned pending patent applications in jurisdictions outside of the United States (including Patent Cooperation Treaty applications) that, in many cases, are counterparts to the foregoing U.S. patents and patent applications, which include claims directed to compositions, methods of use, treatment of indications, dosing, formulations and methods of manufacturing. With respect to owned intellectual property, we cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.
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
Competitors may infringe our patents, or we may be required to defend against claims of infringement. In addition, our patents also may become involved in inventorship, priority or validity disputes. To counter or defend against such claims can be expensive and time-consuming. In an infringement proceeding, a court may decide that a patent owned by us is invalid or unenforceable, the other party's use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e) or may refuse to stop the other party from using the technology at issue on the grounds that our owned patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our owned patents at risk of being invalidated or interpreted narrowly. Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.
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

•
third parties may fail to comply with applicable regulatory requirements regarding the development, manufacture, processing, packaging, labeling, holding, testing, storage, distribution and/or marketing of an AXA Candidate or product;

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

If our relationships do not result in the successful discovery, development and commercialization of products or if a third party terminates its agreement with us, or if for any other reason an agreement is terminated or cancelled, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under any third party agreements we enter into, our development of our technology and AXA Candidates could be delayed and we may need additional resources to develop AXA Candidates and our technology. All of the risks relating to product development, regulatory compliance and/or approval and commercialization described in this Quarterly Report also apply to the activities of any drug and non-drug collaborators we enter into relationships or agreements with in the future. Additionally, if any third party terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.
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

We have, and will have to, rely heavily on third parties over the course of our Non-IND, IRB-Approved Clinical Studies and Clinical Trials and, as a result, will have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our Non-IND, IRB-Approved Clinical Studies and Clinical Trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with, among other things, GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of study or trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our Non-IND, IRB-Approved Clinical Studies or Clinical Trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these Non-IND, IRB-Approved Clinical Studies or Clinical Trials or perform additional Non-IND, IRB-Approved Clinical Studies or Clinical Trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our Non-IND, IRB-Approved Clinical Studies or Clinical Trials comply with the GCP or other applicable requirements. In addition, our Clinical Trials for therapeutic indications must be conducted with drug product produced under cGMP requirements and may require a large number of patients.
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
The facilities used to manufacture our AXA Candidates that we develop as drug product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit a marketing application to the FDA or other foreign regulatory agencies. Additionally, any facilities used for the manufacture of AXA Candidates commercialized for non-drug uses will be subject to registration and inspection by the FDA and foreign regulatory authorities. We do not currently control all aspects of the manufacturing process of, and are currently largely dependent on, our contract manufacturing partners for compliance with regulatory requirements, known as cGMP requirements, for manufacture of our AXA Candidates, but we may be held ultimately responsible for such compliance. If we ever decide to open a manufacturing facility, we will be responsible for our own compliance with cGMP requirements. If we or our contract manufacturers cannot successfully manufacture in conformance with our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we and they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to the manufacture of our AXA Candidates. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our AXA Candidates, where applicable, or if it withdraws any such approval in the future, or if it otherwise finds that a manufacturing facility is out of regulatory compliance, we may need to find alternative manufacturing facilities, which would significantly impact our ability to research, develop, obtain regulatory approval, where necessary, for and/or market our AXA Candidates.
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
In addition to raw materials and CMOs, we depend on third-party suppliers for labeling secondary packaging and other materials needed to produce Non-IND, IRB-Approved Clinical Study ready supplies of our AXA Candidates and will likely need to do the same for any future supplies for Clinical Trials or commercial supplies. We could be held responsible for the regulatory compliance of such labeling or packaging activities. These supplies may not always be available to us at the standards we require or on terms acceptable to us, or at all, and we may not be able to locate alternative suppliers in a timely manner, or at all. If we are unable to obtain necessary clinical or commercial supplies, our manufacturing operations and Non-IND, IRB-Approved Clinical Studies and Clinical Trials and the clinical studies and trials of our collaborators may be delayed or disrupted and our business and prospects may be materially and adversely affected as a result.
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
We may establish a manufacturing facility for our AXA Candidates for use in Non-IND, IRB-Approved Clinical Studies, Clinical Trials, if any, or commercial sale. We have limited experience in cGMP compliant manufacturing of our AXA Candidates for purposes of Non-IND, IRB-Approved Clinical Studies and no experience manufacturing for Clinical Trials. We similarly have limited experience with the manufacturing requirements for non-drug products at a commercial scale. In the future, we may develop internal manufacturing capacity in part by expanding our own facilities or building additional facilities. This activity will require substantial additional funds and we would need to invest such funds in creating the proper manufacturing infrastructure and to hire and train a significant number of qualified employees to staff these facilities. We may not be able to develop cGMP-compliant manufacturing facilities that are adequate to produce materials for additional later-stage Non-IND, IRB-Approved Clinical Studies, Clinical Trials or commercialization, which may materially and adversely affect our business.

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

•
our decision to initiate a Non-IND, IRB-Approved Clinical Studies or Clinical Trial, not to initiate a Non-IND, IRB-Approved Clinical Study or Clinical Trial or to terminate an existing Non-IND, IRB-Approved Clinical Study or Clinical Trial, or being required to do so by any regulatory authority;

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
In addition, the stock market in general, and the market for healthcare companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. If the market price of our common stock does not increase, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company's securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would harm our business, operating results or financial condition.
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
As of June 30, 2019, our executive officers, directors and their affiliates and 5% stockholders held, in the aggregate, approximately 64.7% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may feel are otherwise in their best interests.
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
As of June 30, 2019 we had outstanding 23,079,805 shares of common stock, of which 20,832,417 shares are subject to restrictions on transfer under 180‑day lock-up arrangements with the underwriters of our IPO. These restrictions are due to expire on November 4, 2019, resulting in the majority of these shares becoming eligible for public sale on November 4, 2019 if they are registered under the Securities Act, or if they qualify for an exemption from registration under the Securities Act, including under Rules 144 or 701. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up arrangements and other legal restrictions on resale lapse, the trading price of our common stock could decline.
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
Our restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

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
If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock and its development will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.
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
We may evaluate various acquisition opportunities and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including, but not limited to:

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
Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (v) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. The forum selection clauses in our amended and restated bylaws may limit our stockholders' ability to obtain a favorable judicial forum for disputes with us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities

On May 13, 2019, upon the closing of our IPO, all 26,831,246 shares of our then-outstanding redeemable convertible preferred stock automatically converted into 14,641,997 shares of common stock. The issuance of such common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 3(a)(9) of the Securities Act, involving an exchange of securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange. No underwriters were involved in this issuance of shares.
During the period between April 1, 2019 and June 30, 2019, we issued certain of our employees and advisors options to purchase an aggregate of 398,356 shares of our common stock at a weighted-average exercise price of $12.07 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit.
On May 17, 2019, we filed a registration statement under the Securities Act on Form S-8 (File No. 333-231570) to register all of the shares of our common stock subject to outstanding options or otherwise reserved for future issuance under the 2010 Stock Incentive Plan, the 2019 Stock Option and Incentive Plan and the 2019 Employee Stock Purchase Plan.
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

10.1#*	Employment Agreement between the Registrant and Shreeram Aradhye, dated January 1, 2019.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS	XBRL Instance Document.
101SCH	XBRL Taxonomy Extension Schema Document.
101CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101DEF	XBRL Taxonomy Extension Definition Linkbase Document.

#	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith.
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

AXCELLA HEALTH INC.

Date:	August 12, 2019	By:	/s/ William R. Hinshaw, Jr.
William R. Hinshaw, Jr. President, Chief Executive Officer and Director

AXCELLA HEALTH INC.

Date:	August 12, 2019	By:	/s/ Thomas Leggett
Thomas Leggett Senior Vice President of Finance, Chief Financial Officer