Form 10-Q
period 2019-09-30
Axcella Health Inc.
filed 2019-11-12
CIK 1633070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2019, the registrant had 23,113,715 shares of common stock, $0.001 par value per share, outstanding.

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
This Quarterly Report contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the success, cost and timing of our product development activities, preclinical studies, Non-IND, IRB-Approved Clinical Studies and Clinical Trials, including statements regarding the timing of initiation and completion of preclinical studies, Non-IND, IRB-Approved Clinical Studies or Clinical Trials and related preparatory work, and the timing of the availability of the results of these preclinical studies, Non-IND, IRB-Approved Clinical Studies and Clinical Trials;
•our ability to obtain funding for our operations, including funding necessary to complete further development of our initial AXA Candidates, and if successful, commercialization of these candidates as drug or non-drug products;
•the potential for our identified research priorities to advance our AXA Development Platform, development programs or AXA Candidates;
•our ability to obtain and maintain regulatory approval or find alternate regulatory commercialization pathways from the FDA, the European Medicines Agency, or the EMA, and other comparable regulatory authorities for our AXA Candidates, and any related restrictions, limitations or warnings in the label of an approved AXA Candidate;
•our expectations regarding our ability to obtain and maintain intellectual property protection for our AXA Candidates, AXA Development Platform and the type of such protection;

•our ability and the potential to successfully manufacture our AXA Candidates for preclinical studies, Non-IND, IRB-Approved Clinical Studies and Clinical Trials and for commercial use, if approved;
•the size and growth potential of the markets for our AXA Candidates and our ability to serve those markets, either alone or in combination with others;
•the rate and degree of market acceptance of our AXA Candidates, if approved;
•regulatory developments in the United States and foreign countries;
•our ability to enter into a collaboration, partnership, or other agreement with a third party on reasonable terms or at all to develop one or more AXA Candidates or commercialize any of our AXA Candidates, if approved;
•our ability to secure sufficient manufacturing and supply chain capacity;
•the success of competing products or therapies that are or may become available;
•our ability to attract and retain key scientific, management or other necessary personnel;
•our estimates regarding expenses for both product development and as a public company, future revenue, capital requirements and needs for additional financing;
•the potential for faults in our internal controls; and
•other risks and uncertainties, including those discussed in Part II, Item 1A, Risk Factors in this Quarterly Report.
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

AXCELLA HEALTH INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)

AXCELLA HEALTH INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$105,355	$79,466
Prepaid expenses and other current assets	2,957	835
Total current assets	108,312	80,301
Property and equipment, net	659	1,076
Security deposits and other assets	216	216
Deferred offering costs	—	251
Total assets	$109,187	$81,844

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$3,586	$1,612
Accrued expenses	5,633	5,299
Total current liabilities	9,219	6,911
Long term debt, net of discount	24,808	24,521
Other liabilities	816	1,898
Preferred stock warrant liability	—	425
Total liabilities	34,843	33,755
Commitments and contingencies (Note 8)	—	—
Redeemable convertible preferred stock (Note 7)	—	197,842
Stockholders' equity (deficit):
Common stock, $0.001 par value; 150,000,000 and 47,000,000 shares authorized, 23,517,446 and 5,193,915 shares issued and 23,098,465 and 4,774,934 shares outstanding at September 30, 2019 and December 31, 2018, respectively	24	6
Additional paid-in capital	274,693	7,290
Treasury stock, 418,981 shares at cost	—	—
Accumulated deficit	(200,373)	(157,049)
Total stockholders' equity (deficit)	74,344	(149,753)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$109,187	$81,844
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$12,157	$6,147	$29,063	$17,609
General and administrative	4,840	2,087	13,036	7,124
Total operating expenses	16,997	8,234	42,099	24,733
Loss from operations	(16,997)	(8,234)	(42,099)	(24,733)
Other income (expense):
Change in fair value of preferred stock warrant liability	—	5	(51)	46
Interest income (expense), net	(307)	(555)	(1,174)	(1,620)
Total other income (expense), net	(307)	(550)	(1,225)	(1,574)
Net loss	$(17,304)	$(8,784)	$(43,324)	$(26,307)
Net loss per share, basic and diluted	$(0.75)	$(1.85)	$(3.01)	$(5.92)
Weighted average common shares outstanding, basic and diluted	23,083,367	4,769,387	14,430,397	4,470,013
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(43,324)	$(26,307)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	518	854
Stock-based compensation expense	4,322	1,897
Change in fair value of preferred stock warrant liability	51	(46)
Non-cash interest expense	429	335
Gain on sale of property and equipment	(18)	(36)
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(2,108)	(87)
Accounts payable	2,013	176
Accrued expenses	536	72
Net cash used in operating activities	(37,581)	(23,142)

Cash flows from investing activities:
Purchases of property and equipment	(102)	(486)
Proceeds from the sale of property and equipment	19	73
Net cash used in investing activities	(83)	(413)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	64,532	—
Proceeds from issuance of long term debt	—	1,000
Payment of debt issuance costs	—	(844)
Payment of success fee obligation	(1,220)	—
Proceeds from exercise of common stock options	241	27
Net cash provided by financing activities	63,553	183
Net increase (decrease) in cash and cash equivalents	25,889	(23,372)
Cash and cash equivalents, beginning of period	79,466	46,817
Cash and cash equivalents, end of period	$105,355	$23,445

Supplemental cash flow information:
Cash paid for interest	$2,151	$1,656

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of warrants to additional paid-in capital	$476	$—
Conversion of preferred stock to common stock upon closing of the initial public offering	$197,888	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
(in thousands, except share data)

	Redeemable convertible preferred stock		Common stock			Treasury stock			Total
	Shares	Amount	Shares	Par Value	Additional paid-in capital	Shares	Amount	Accumulated deficit	stockholders’ equity (deficit)
BALANCE - December 31, 2017	21,549,244	$138,828	4,648,078	$5	$4,621	418,981	$—	$(120,980)	$(116,354)
Accretion of preferred stock to redemption value		38			(38)				(38)
Stock-based compensation					368				368
Net loss								(8,100)	(8,100)
BALANCE - March 31, 2018	21,549,244	138,866	4,648,078	5	4,951	418,981	—	(129,080)	(124,124)
Exercise of common stock options			535,320	1					1
Accretion of preferred stock to redemption value		41			(41)				(41)
Stock-based compensation					710				710
Net loss								(9,423)	(9,423)
BALANCE - June 30, 2018	21,549,244	138,907	5,183,398	6	5,620	418,981	—	(138,503)	(132,877)
Exercise of common stock options			7,464		26				26
Accretion of preferred stock to redemption value		41			(41)				(41)
Stock-based compensation					819				819
Net loss								(8,784)	(8,784)
BALANCE - September 30, 2018	21,549,244	$138,948	5,190,862	$6	$6,424	418,981	$—	$(147,287)	$(140,857)

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited) - continued
(in thousands, except share data)

	Redeemable convertible preferred stock		Common stock			Treasury stock			Total
	Shares	Amount	Shares	Par Value	Additional paid-in capital	Shares	Amount	Accumulated deficit	stockholders’ equity (deficit)
BALANCE - December 31, 2018	26,831,246	$197,842	5,193,915	$6	$7,290	418,981	$—	$(157,049)	$(149,753)
Exercise of common stock options			1,335		12				12
Accretion of preferred stock to redemption value		46			(46)				(46)
Stock-based compensation					1,137				1,137
Net loss								(11,573)	(11,573)
BALANCE - March 31, 2019	26,831,246	197,888	5,195,250	6	8,393	418,981	—	(168,622)	(160,223)
Exercise of common stock options			44,697		211				211
Conversion of preferred stock to common stock upon closing of the initial public offering	(26,831,246)	(197,888)	14,641,997	15	197,873				197,888
Issuance of common stock, net of issuance costs of $6,896			3,571,428	3	64,529				64,532
Reclassification of warrants to additional paid-in capital					476				476
Exercise of common stock warrant			45,414		—				—
Stock-based compensation					1,507				1,507
Net loss								(14,447)	(14,447)
BALANCE - June 30, 2019	—	—	23,498,786	24	272,989	418,981	—	(183,069)	89,944
Exercise of common stock options			18,660		26				26
Stock-based compensation					1,678				1,678
Net loss								(17,304)	(17,304)
BALANCE - September 30, 2019	—	$—	23,517,446	$24	$274,693	418,981	$—	$(200,373)	$74,344

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
The Company is subject to risks common to early-stage companies in the biotechnology industry, including, but not limited to, successful development of technology, obtaining additional funding, protection of proprietary technology, compliance with government regulations, risks of failure of preclinical studies, Non-IND, IRB-Approved Clinical Studies and Clinical Trials, the need to obtain marketing approval for its product candidates, if required, and successfully market consumer products, fluctuations in operating results, economic pressure impacting therapeutic pricing, dependence on key personnel, risks associated with changes in technologies, development by competitors of technological innovations and the ability to scale manufacturing to large scale production. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and any necessary regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
On April 29, 2019, the Company filed a certificate of amendment to its certificate of incorporation to effect a one-for-1.842 reverse stock split of the Company’s common stock. All share and per share data shown in the accompanying condensed consolidated financial statements and related notes have been retroactively revised to reflect the reverse stock split.
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
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has historically funded its operations with proceeds from sales of preferred and common stock and borrowings under a loan and security agreement. As of September 30, 2019, the Company had an accumulated deficit of $200.4 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents at September 30, 2019 will be sufficient to fund its operations for at least the next twelve months from the date of the issuance of the interim condensed consolidated financial statements.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The Company's condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information
The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Prospectus that forms a part of the Company’s Registration Statement on Form S-1 (File No. 333-230822), which was filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended ("Securities Act"), on May 9, 2019 (the “Prospectus”). The results for any interim period are not necessarily indicative of results for any future period.
Use of Estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.
Deferred Offering Costs
The Company capitalized certain legal, professional accounting and other third-party fees that were directly associated with the IPO as deferred offering costs. As of December 31, 2018, the Company had capitalized $0.3 million of deferred offering costs related to the IPO. After consummation of the IPO, which closed on May 13, 2019, deferred offering costs totaling $1.9 million were recorded in stockholders' equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering.
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

3. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Laboratory equipment	$3,475	$3,489
Leasehold improvements	564	564
Office and computer equipment	294	294
Furniture and fixtures	122	122
Property and equipment	4,455	4,469
Less: accumulated depreciation and amortization	(3,796)	(3,393)
Property and equipment, net	$659	$1,076
Depreciation and amortization expense for the nine months ended September 30, 2019 and 2018 was $0.5 million and $0.9 million, respectively.
4. FAIR VALUE MEASUREMENTS
The following table sets forth by level, within the fair value hierarchy, the assets and liabilities carried at fair value on a recurring basis (in thousands):

	Fair value measurements at September 30, 2019 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$105,105	$—	$—	$105,105
Total	$105,105	$—	$—	$105,105

	Fair value measurements at December 31, 2018 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$79,216	$—	$—	$79,216
Total	$79,216	$—	$—	$79,216
Liabilities:
Success Fee Liability	$—	$—	$1,220	$1,220
Preferred Stock Warrant Liability	—	—	425	425
Total	$—	$—	$1,645	$1,645
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
A roll forward of the fair value of the success fee liability and preferred stock warrant liability categorized with Level 3 inputs for the period ended September 30, 2019 is as follows (in thousands):

	Success fee	Preferred stock warrant liability
Balance — January 1, 2019	$1,220	$425
Increase in warrant fair value included in other expense	—	51
Reclassification to additional paid-in capital in connection with IPO	—	(476)
Settlement of success fee	(1,220)	—
Balance — September 30, 2019	$—	$—
There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.
The carrying value of accounts payable and accrued expenses that are reported on the consolidated balance sheets approximate their fair value due to the short-term nature of these assets and liabilities. The carrying value of the long term debt approximates fair value as evidenced by the recent amendment to the Company's debt facility.
5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued employee compensation and benefits	$1,987	$1,957
Accrued external research and development expenses	2,422	1,679
Accrued professional fees	315	678
Other	909	985
Total accrued expenses and other current liabilities	$5,633	$5,299

6. DEBT FINANCING
Long term debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Principal amount of long term debt	$26,000	$26,000
Debt discount	(493)	(612)
Deferred financing fees	(699)	(867)
Long term debt, net of discount	$24,808	$24,521

In January 2018, the Company entered into a new secured debt facility (the "2018 Facility") with the existing lender that replaced the February 2017 amended facility. The 2018 Facility increased the funding up to $21.0 million. The Company paid a transaction fee of $0.9 million to the lender in connection with the 2018 Facility, and that fee was recognized as debt discount. The 2018 Facility required interest only payments through January 2019 with the ability to extend the interest only payment period through January 2020 if certain conditions were met. Monthly principal payments of $0.6 million were to commence in February 2019 for 36 months. The 2018 Facility has an interest rate equal to the LIBOR plus 8.50% per annum (10.61% as of September 30, 2019) payable monthly and a $1.1 million success fee which was payable upon the occurrence of certain events, including the IPO. The success fee was comprised of $0.7 million associated with the February 2017 amended facility and an additional $0.4 million arising from the January 2018 amendment. The fair value of the additional success fee was recorded as an obligation to the lenders and created an additional debt discount. The Company granted the lender a first priority security interest in all assets of the Company, excluding intellectual property and granted a negative pledge on such intellectual property.
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
For the nine months ended September 30, 2019 and 2018, interest expense arising from the amortization of the debt discount and deferred financing fees was $0.4 million and $0.3 million, respectively.
Terminal Interest Fee
The Company's August 2015 debt facility, as amended, and the 2018 Facility, included a terminal interest fee obligation, which is due with the final principal payment of the loan. The Company was accruing the terminal fee obligation over the term of the facility. The October 2018 amendment increased the terminal interest fee to $1.4 million. The carrying value of the terminal interest fee was $0.8 million and $0.7 million at September 30, 2019 and December 31, 2018, respectively.
The scheduled principal maturity of the long term debt, as of September 30, 2019 is as follows (in thousands):

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
Stock-Based Compensation — The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires several key assumptions. The key assumptions used to apply this pricing model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.43% - 1.95%	2.82%	1.43% - 2.50%	1.93% - 2.90%
Expected term (in years)	0.34 - 6.25	6.25	0.25 - 6.25	0.25 - 6.25
Expected dividend yield	0%	0%	0%	0%
Expected volatility of underlying common stock	73.4%	65.0%	73.4%	65%
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
The weighted-average grant date fair value of the options granted during the nine months ended September 30, 2019 and 2018, were $6.73 and $3.38 per share, respectively. As of September 30, 2019, there was $15.4 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of 2.8 years. Stock-based compensation related to stock options and unvested stock awards are classified as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$659	$254	$1,727	$695
General and administrative	1,019	568	2,595	1,202
	$1,678	$822	$4,322	$1,897

The following table summarizes the option activity under the 2010 Stock Incentive Plan:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding January 1, 2019	4,039,487	$5.67	8.6	$5,331
Granted	1,152,381	14.20
Exercised	(64,700)	3.79
Canceled	(231,296)	6.53
Outstanding September 30, 2019	4,895,872	$7.68	8.0
Options vested or expected to vest as of September 30, 2019	4,837,022	$7.68	8.0	$(9,771)
Options exercisable as of September 30, 2019	2,003,863	$5.19	6.8	$942
The intrinsic value of options exercised during the period ended September 30, 2019 was nominal.
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

8. COMMITMENTS AND CONTINGENCIES
Leases
The Company maintains a lease agreement for laboratory and office space with an expiration date of April 1, 2021. The lease agreement contains escalating rent payments. Rent expense is recorded on a straight-line basis. The Company had deferred rent of $0.1 million as of both September 30, 2019 and December 31, 2018. The Company is obligated to make minimum lease payments under the facility lease as follows (in thousands):

Years Ending December 31,
2019	$301
2020	1,226
2021	415
Total	$1,942
Rent expense for the nine months ended September 30, 2019 and 2018 was $0.9 million and $0.9 million, respectively.

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
10. NET LOSS PER SHARE
Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(17,304)	$(8,784)	$(43,324)	$(26,307)
Accretion of redeemable convertible preferred stock	—	(41)	(46)	(79)
Net loss attributable to common stockholders	$(17,304)	$(8,825)	$(43,370)	$(26,386)
Denominator:
Weighted average common shares outstanding, basic and diluted	23,083,367	4,769,387	14,430,397	4,470,013
Net loss per share, basic and diluted	$(0.75)	$(1.85)	$(3.01)	$(5.92)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2019	2018
Redeemable convertible preferred stock (as converted to common stock)	—	11,735,178
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	—	61,235
Options to purchase common stock	4,895,872	3,202,728
	4,895,872	14,999,141

11. RELATED-PARTY TRANSACTIONS

In August 2019, the Company entered into a consulting agreement (the "Consulting Agreement") with the Chairman of the Company's Board of Directors, to provide various consulting services to the Company. The total annual compensation under the Consulting Agreement per year is $0.3 million. The expense for the nine months ended September 30, 2019 was $0.2 million, which included compensation for services provided prior to August 2019. As of September 30, 2019, there were no amounts payable to the Chairman for costs related to the Consulting Agreement.

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for financial statement purposes occurring through November 12, 2019, the date that these condensed consolidated financial statements were issued.
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

Prior to a development path decision[1], AXA Candidates have human data informing impact on:

Structure & Function (S&F) | **Safety & Tolerability (S&T)** | **Dosing**

✔ Data derived from completed studies ✓ Pending data from ongoing studies

	Populations Studied[2]	AXA Candidate(s)	Development Path Decision[1]	Potential Indications	Development Status: Non-IND, IRB-Approved Clinical Studies[2]			Development Status: Ph 2b/3 Initiation
					S & F	S & T	Dosing[3]	
Liver	Mild-moderate hepatic insufficiency	AXA1665	Therapeutic	Overt Hepatic Encephalopathy (OHE)	✔ ✔	✔ ✔	✔	2H 2020[4]
Liver	NAFLD (Adult)	AXA1125	Therapeutic	NASH (Adult)	✔ ✔	✔ ✔	✔	1H 2021[4]
Liver	NAFLD (Adult)	AXA1957	Therapeutic	NASH (Adult)	✓ ✓	✓ ✓	✓	1H 2021[4]
Liver	NAFLD (Pediatric)	AXA1957	Therapeutic	NASH (Pediatric)	✓ ✓	✓ ✓	✓	2H 2021[4]

	Populations Studied[2]	AXA Candidate(s)	Development Path Decision[1]	Development Status			Potential Indications *(if Developed as Drug Candidates)*
Muscle	Limb immobilization-induced acute atrophy	AXA2678	*TBD*	✔ ✔	✔ ✔	✔	HFRM/Hip arthroplasty/ Total knee arthroplasty
Blood	Sickle cell disease	AXA4010	*TBD*	✓ ✓	✓ ✓	✓	Sickle cell disease

(1)“Development Path Decision” reflects the point in a program at which we decide whether to develop an AXA Candidate as a drug product candidate under an IND, develop it as a non drug product candidate or terminate development. We have made a decision to develop AXA1665 and AXA1125/1957 as drug product candidates.
(2)Non-IND, IRB-Approved Clinical Studies of AXA1665 and AXA1125 completed with follow-on studies ongoing.
(3)Multiple AXA Candidate exposure amounts studied in Non-IND, IRB-Approved Clinical Studies. Referred to as dosing for simplicity.
(4)We believe that this Clinical Trial has the potential to serve as a registrational (pivotal) Clinical Trial, subject to continuing IND discussions and allowance by the FDA.
Definitions: NAFLD = non-alcoholic fatty liver disease; NASH = nonalcoholic steatohepatitis; HFRM = Hip Fracture Related Myopenia.
On May 13, 2019, we completed our IPO, of 3,571,428 shares of our common stock at a public offering price of $20.00 per share. The gross proceeds from the IPO were $71.4 million and the net proceeds were $64.5 million, after deducting underwriting discounts and commissions and other offering expenses.

As of September 30, 2019, our cash and cash equivalents totaled $105.4 million. We expect that our existing cash and cash equivalents will enable us to fund our operating expenses, capital expenditure requirements and debt service payments through the second quarter of 2021. See “—Liquidity and Capital Resources.”

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
•employee-related expenses, including salaries, related benefits and stock-based compensation expense for employees engaged in research and development functions;
•expenses incurred in connection with the preclinical and clinical development of our AXA Candidates, including any Non-IND, IRB-Approved Clinical Studies and research programs, including under agreements with third parties, such as consultants, contractors and CROs;
•the cost of developing and scaling our manufacturing process and manufacturing products for use in our preclinical studies and Non-IND, IRB-Approved Clinical Studies, including under agreements with third parties, such as consultants, contractors and CMOs;
•laboratory supplies and research materials;
•facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
•costs related to compliance with regulatory requirements as well as costs to protect our intellectual property.
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
AXA Candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size, scope and duration of later-stage Clinical Trials. We expect that our research and development expenses will increase substantially in connection with our planned preclinical and clinical development activities both in the near-term and beyond. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our AXA Candidates, as the successful development and commercialization of our AXA Candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

•the timing and progress of preclinical and clinical development activities;
•the number and scope of preclinical and clinical programs we decide to pursue;
•our ability to maintain our current research and development programs and to establish new ones;
•our ability to establish new licensing or collaboration arrangements for both drug and non-drug products;
•the progress of the development efforts of parties with whom we may enter into collaboration arrangements;
•FDA clinical and other requirements for the receipt and related terms of regulatory approval;
•the successful initiation and completion of Non-IND, IRB-Approved Clinical Studies or Clinical Trials, with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
•the receipt and related terms of regulatory approvals from applicable regulatory authorities;
•the availability of raw materials for use in production of our AXA Candidates;
•our ability to consistently manufacture our AXA Candidates for use in Non-IND, IRB-Approved Clinical Studies or Clinical Trials;
•our ability to establish and secure manufacturing supply through relationships with third parties;
•our ability to protect our rights in our intellectual property portfolio and maintain trade secret protection and regulatory exclusivity, both in the United States and internationally;
•the commercialization of our AXA Candidates, if and when approved;
•the acceptance of our AXA Candidates, if approved, by patients, the medical community, third-party payors or other parties, such as consumers;
•obtaining and maintaining third-party insurance coverage and adequate reimbursement;
•our ability to raise additional funds necessary to complete preclinical and clinical development of and commercialize our AXA Candidates;
•competition with other products; and
•a continued acceptable safety profile of our products following approval.
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
Change in fair value of preferred stock warrant liability
In connection with the issuance of debt in 2012, we issued warrants to purchase Series A preferred stock. We classified these warrants as a liability on our consolidated balance sheet that we remeasure to fair value as of each reporting date, and we recognize changes in the fair value of the warrant liability as a component of other income (expense) in our consolidated statements of operations.
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
Income taxes
Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOLs, carryforwards and tax credits will not be realized.
Results of Operations
Comparison of the Three Months Ended September 30, 2019 and 2018
The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change

	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	12,157	6,147	6,010
General and administrative	4,840	2,087	2,753
Total operating expenses	16,997	8,234	8,763
Loss from operations	(16,997)	(8,234)	(8,763)
Other income (expense):
Change in fair value of preferred stock warrant liability	—	5	(5)
Interest income (expense), net	(307)	(555)	248
Total other expense, net	(307)	(550)	243
Net loss	$(17,304)	$(8,784)	$(8,520)

Research and Development

	Three Months Ended September 30,
	2019	2018	Change

	(in thousands)
Direct research and development expenses by program:
AXA1665	$1,164	$400	$764
AXA1125/1957	4,567	1,126	3,441
AXA2678	70	36	34
AXA4010	587	—	587
Platform development, early-stage research and unallocated expenses:
Personnel related	3,007	2,306	701
Stock-based compensation expense	659	254	405
External manufacturing and research	964	814	150
Laboratory supplies and research materials	294	243	51
Facility related and other	845	968	(123)
Total research and development expenses	$12,157	$6,147	$6,010
The increase in direct costs related to our AXA1665 program of $0.8 million, our AXA1125 and AXA1957 program of $3.4 million and to our AXA4010 program of $0.6 million was primarily due to costs incurred with external CROs and CMOs for the ongoing Non-IND, IRB-Approved Clinical Studies. The increase in personnel related expense of $0.7 million and stock-based compensation expense of $0.4 million was primarily due to an increase in personnel to support the growth in research, development and clinical programs.
General and Administrative

	Three Months Ended September 30,
	2019	2018	Change

	(in thousands)
Personnel related	$1,460	$1,178	$282
Stock-based compensation expense	1,019	568	451
Professional and consultant fees	1,784	309	1,475
Facility related and other	577	32	545
Total general and administrative expenses	$4,840	$2,087	$2,753
The increase in general and administrative expenses of $2.8 million was primarily due to growth of operations and clinical programs and required personnel and professional services to support that growth. The increase in stock-based compensation expense of $0.5 million was primarily due to an increase in the number of awards granted and the fair value of such awards. Professional and consultant fees increased by $1.5 million primarily due to increases in legal fees related to business development, regulatory and intellectual property costs, accounting and audit fees and public and investor relations fees.

Interest Income (Expense), Net
The decrease in net interest expense during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was attributable to increased income earned on our invested cash, which was driven by a larger cash balance during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.
Comparison of the Nine Months Ended September 30, 2019 and 2018
The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change

	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	29,063	17,609	11,454
General and administrative	13,036	7,124	5,912
Total operating expenses	42,099	24,733	17,366
Loss from operations	(42,099)	(24,733)	(17,366)
Other income (expense):
Change in fair value of preferred stock warrant liability	(51)	46	(97)
Interest income (expense), net	(1,174)	(1,620)	446
Total other expense, net	(1,225)	(1,574)	349
Net loss	$(43,324)	$(26,307)	$(17,017)
Research and Development

	Nine Months Ended September 30,
	2019	2018	Change

	(in thousands)
Direct research and development expenses by program:
AXA1665	$3,519	$1,266	$2,253
AXA1125/1957	8,628	2,894	5,734
AXA2678	70	354	(284)
AXA4010	587	—	587
Platform development, early-stage research and unallocated expenses:
Personnel related	8,426	6,316	2,110
Stock-based compensation expense	1,727	695	1,032
External manufacturing and research	2,476	2,240	236
Laboratory supplies and research materials	792	735	57
Facility related and other	2,838	3,109	(271)
Total research and development expenses	$29,063	$17,609	$11,454

The increase in direct costs related to our AXA1665 program of $2.3 million and to our AXA1125 and AXA1957 program of $5.7 million was primarily due to costs incurred with external CROs and CMOs for the ongoing Non-IND, IRB-Approved Clinical Studies. The increase in personnel related expense of $2.1 million and stock-based compensation expense of $1.0 million was primarily due to an increase in personnel to support the growth in research, development and clinical programs.
General and Administrative

	Nine Months Ended September 30,
	2019	2018	Change

	(in thousands)
Personnel related	$4,745	$3,839	$906
Stock-based compensation expense	2,595	1,202	1,393
Professional and consultant fees	4,538	1,782	2,756
Facility related and other	1,158	301	857
Total general and administrative expenses	$13,036	$7,124	$5,912
The increase in general and administrative expenses of $5.9 million was primarily due to growth of operations and clinical programs and required personnel and professional services to support that growth. The increase in stock-based compensation expense of $1.4 million was primarily due to an increase in the number of awards granted and the per share fair value of such awards. Personnel-related costs increased by $0.9 million primarily due to the hiring of additional personnel in our general and administrative functions as we continued to expand our operations and to support operating as a public company. Professional and consultant fees increased by $2.8 million primarily due to increases in legal fees related to business development, regulatory and intellectual property costs, accounting and audit fees and public and investor relations fees.
Interest Income (Expense), Net
The decrease in net interest expense during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was attributable to increased income earned on our invested cash, which was driven by a larger cash balance during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant operating losses. We have not yet commercialized any of our AXA Candidates, and we do not expect to generate revenue from any AXA Candidates for several years, if at all. To date, we have funded our operations with proceeds from the sales of redeemable convertible preferred stock and borrowings under our loan and security agreement. In May 2019, we completed an IPO of 3,571,428 shares of our common stock for aggregate gross proceeds of $71.4 million. We received $64.5 million in net proceeds after deducting underwriting discounts and commissions and other estimated offering expenses payable by us. Through September 30, 2019, we had previously received gross proceeds of $197.8 million from sales of our redeemable convertible preferred stock, $26.0 million from borrowings under a loan and security agreement and as of September 30, 2019, we had cash and cash equivalents of $105.4 million.

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash used in operating activities	$(37,581)	$(23,142)
Cash used in investing activities	(83)	(413)
Cash provided by financing activities	63,553	183
Net increase (decrease) in cash and cash equivalents	$25,889	$(23,372)
Net Cash Used in Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2019 was $37.6 million, which was primarily due to our net loss of $43.3 million, a increase in prepaid expense of $2.1 million and a decrease in accrued expense of $0.5 million. This was partially offset by non-cash charges, including stock-based compensation expense of $4.3 million, depreciation expense of $0.5 million and an increase in accounts payable of $2.0 million.
Net cash used in operating activities for the nine months ended September 30, 2018 was $23.1 million, which was primarily due to our net loss of $26.3 million and a decrease in accrued expenses of $0.1 million. This was partially offset by non-cash charges, including stock-based compensation expense of $1.9 million, depreciation of $0.9 million and an increase in accounts payable of $0.2 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $0.1 million for the nine months ended September 30, 2019 compared to net cash used in investing activities of $0.4 million for the nine months ended September 30, 2018. Net cash used in investing activities for the nine months ended September 30, 2019 and 2018 consisted of the purchase of capital equipment used during the period.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2019 was $63.6 million, which primarily consisted of net proceeds from the issuance of common stock upon the completion of the IPO.
Net cash provided by financing activities for the nine months ended September 30, 2018 was $0.2 million, which consisted of the net proceeds from the additional draw down from our debt facility.
Loan and security agreement
At September 30, 2019, we had $26.0 million in outstanding long term debt. Upon completion of the IPO in May 2019, the interest only period was extended through January 2021 and the Maturity Date was extended to January 2023. Monthly principal payments of $1.1 million are to commence February 2021 for 24 months.
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

Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities, Non-IND, IRB-Approved Clinical Studies and Clinical Trials, if applicable, for our AXA Candidates in development. In addition, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating and capital expenditures will depend largely on:

•the timing and progress of preclinical and clinical development activities;
•the commencement, enrollment or results of the planned Non-IND, IRB-Approved Clinical Studies of our AXA Candidates or any future or additional Non-IND, IRB-Approved Clinical Studies or Clinical Trials we may conduct or may be required to conduct;
•our decision to initiate a Non-IND, IRB-Approved Clinical Study or Clinical Trial, not to initiate a Non-IND, IRB-Approved Clinical Study or Clinical Trial or to terminate an existing Non-IND, IRB-Approved Clinical Study or Clinical Trial, or being required to do so by any regulatory authority;
•the timing and outcome of regulatory review of our AXA Candidates;
•changes in laws or regulations applicable to our AXA Candidates, including but not limited to Clinical Trial requirements for approvals;
•developments concerning our CMOs;
•our ability to obtain materials to produce adequate product supply for any approved product or inability to do so at acceptable prices;
•our ability to establish and maintain a manufacturing and a supply chain for supply of AXA Candidates for Non-IND, IRB-Approved Clinical Studies and Clinical Trials and for commercial supply;
•our ability to establish collaborations, if needed;
•the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder;
•the costs, timing and success of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our AXA Candidates for which we obtain marketing approval as a drug or market as a non-drug product;
•the costs involved in prosecuting patent applications and enforcing patent claims and other intellectual property claims;
•additions or departures of key scientific or management personnel; and
•unanticipated serious safety concerns related to the use of our AXA Candidates.
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
Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Use of Estimates” in our Prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on May 9, 2019. During the nine months ended September 30, 2019, there were no material changes to our critical accounting policies from those previously disclosed.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not have, any off-balance sheet arrangements, as defined under applicable SEC rules.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years

	(in thousands)
Operating lease commitments (1)	$1,942	$301	$1,641	$—	$—
Debt obligations (2)	32,553	690	30,770	1,093	—
Total	$34,495	$991	$32,411	$1,093	$—
(1)Amounts in table reflect payments due for our leases of office and laboratory space in Cambridge, Massachusetts under one operating lease agreement that expires in April 2021.
(2)Amounts in table reflect the contractually required principal and interest payments payable under the Amended 2018 Facility. For purposes of this table, the interest due under the Amended 2018 Facility was calculated using an assumed interest rate of 10.61% (LIBOR plus 8.50%) per annum, which was the interest rate in effect as of September 30, 2019, principal payments commencing in February 2021.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
As of September 30, 2019, we had cash and cash equivalents of $105.4 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material impact on the fair market value of our investment portfolio.

As of September 30, 2019, we had $26.0 million of borrowings outstanding under the Amended 2018 Debt Facility. An immediate 10% change in the LIBOR rate would not have had a material impact on our debt-related obligations, financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and Australia. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2019 and 2018.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Principal Accounting Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Interim Principal Accounting Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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
We are a biotechnology company with a limited operating history. Investment in product development in the healthcare industry, including of biotechnology products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and/or become commercially viable. Our AXA Candidates are currently being studied in Non-IND, IRB-Approved Clinical Studies as food products, with AXA1665, AXA1125 and AXA1957 slated to be further developed under Investigational New Drug (IND) Applications. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2008. Our net loss was $43.3 million for the nine months ended September 30, 2019 and $36.1 million for the year ended December 31, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $200.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of AXA Candidates as food products; for AXA Candidates we choose to develop under an IND and as we seek regulatory approvals for and commercialize AXA Candidates. We anticipate that our expenses will increase substantially if, and as, we:
•conduct preclinical studies and additional Non-IND, IRB-Approved Clinical Studies and, for AXA Candidates we elect to develop as a drug product candidate, initiate Clinical Trials to develop an AXA Candidate under an IND or its equivalent in non-U.S. jurisdictions;
•further develop our proprietary human-focused product development platform, our AXA Development Platform;
•continue to discover and develop our current AXA Candidates as well as additional AXA Candidates;
•maintain, expand and protect our intellectual property portfolio;
•hire or contract additional clinical, scientific, manufacturing and commercial personnel to support our product research, development and commercialization efforts;
•continue to develop, scale and validate a manufacturing process and specifications for our AXA Candidates, including under requirements for drug development;
•continue to establish in-house manufacturing capabilities for our research and product development efforts;

•establish a commercial manufacturing source and secure supply chain capacity sufficient to provide preclinical study material, Non-IND, IRB-Approved Clinical Study material, Clinical Trial material for any AXA Candidate we elect to develop as a drug product candidate under an IND, and commercial quantities of any AXA Candidates that we may commercialize as a drug or non-drug product candidate, following receipt of any necessary approvals or authorizations;
•acquire or in-license other candidates and technologies;
•seek various non-drug product marketing pathways and, if applicable, drug regulatory authorizations;
•establish a sales, marketing and distribution infrastructure to commercialize any AXA Candidates for which we may obtain regulatory approval or identify an alternate regulatory pathway to market; and
•add operational, compliance, financial and management information systems and personnel to support our operations as a public company.
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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts for our current and future programs: to conduct further research and development, preclinical studies, Non-IND, IRB-Approved Clinical Studies and Clinical Trials for any AXA Candidate we elect to develop as a drug product candidate under an IND; to validate the manufacturing process and specifications for our AXA Candidates; to seek regulatory approvals for or identify alternate regulatory pathways to market for our AXA Candidates; and to launch and commercialize any products for which we receive regulatory approval or identify an alternate regulatory pathway to market, including potentially building our own commercial organization. As of September 30, 2019, we had $105.4 million of cash and cash equivalents on hand. Based on our current operating plan, we believe that our existing cash and cash equivalents, will enable us to fund our operating expenses, capital expenditure requirements and debt service obligations through the second quarter of 2021. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from our expectations, and we will in any event require additional capital in order to complete clinical development of any of our current AXA Candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our AXA Candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
•our decisions regarding the development path under which we will develop our AXA Candidates (i.e., either continuing to develop our AXA Candidates as non-drug products, or initiating development as drug product candidates under an IND or non-U.S. equivalent);
•the initiation, progress, timing, costs and results of preclinical studies, Non-IND, IRB-Approved Clinical Studies and, depending on our development path decision, Clinical Trials for our AXA Candidates and any need to conduct additional such studies as may be required by a regulatory authority, including additional studies that may be required by a regulatory authority in order to allow the initiation of Clinical Trials under an IND or the non-U.S. equivalent for any of our AXA Candidates;
•any clinical development plans we establish for these AXA Candidates;
•further development of our AXA Development Platform and supporting infrastructure;
•the number and characteristics of AXA Candidates that we develop or may in-license;
•the terms of any partnership or collaboration agreements we may choose to initiate or conclude;
•the outcome, timing and cost of meeting regulatory requirements established by the FDA, any other regulatory authorities in the United States, and, when applicable, comparable foreign regulatory authorities, such as the EMA;
•the effect of changes in regulations or policy relating to the development and commercialization of our AXA Candidates by the FDA, any other regulatory authorities in the United States and, when applicable, other comparable foreign regulatory authorities such as the EMA;
•the cost of establishing, maintaining and overseeing a quality system compliant with current Good Clinical Practices, or cGCP, (quality regulations, guidance and standards applicable to oversight of clinical studies);
•the costs of establishing, maintaining and overseeing a quality system compliant with current Good Manufacturing Practices, or cGMPs, and other quality standards applicable to drug development and a supply chain for the development and manufacture of our AXA Candidates;
•the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us, our AXA Candidates or our AXA Development Platform;
•the effect of competing technological and market developments;
•the cost and timing of establishing, expanding and scaling compliance programs related to the Company’s activities and AXA Candidate development and commercialization and related legal activities, including defense of any potential litigation against the Company;
•the cost and timing of establishing, expanding and scaling manufacturing capabilities; and
•the cost of establishing sales, marketing and distribution capabilities for any AXA Candidates for which we may receive regulatory approval or identify alternate regulatory pathways in regions where we choose to commercialize our products on our own.
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

To obtain the requisite regulatory approvals to commercialize any AXA Candidate that we decide to develop as a drug product candidate, we must demonstrate through extensive preclinical studies and Clinical Trials that our AXA Candidates are safe and effective in humans for their intended use. Non-IND, IRB-Approved Clinical Studies to commercialize non-drug products also require a significant financial investment to generate data that supports the claims we would make for such products and the safety and tolerability of the product. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. We may be unable to establish, where applicable, endpoints, dose levels and regimens or bioanalytical assay methods that applicable regulatory authorities would consider clinically meaningful or legally permissible, and a Clinical Trial can fail at any stage of testing. Additionally, our Non-IND, IRB-Approved Clinical Studies or other studies may not result in data that supports intended claims for non-drug products. The outcome of preclinical studies, Non-IND, IRB-Approved Clinical Studies and early Clinical Trials may not be predictive of the success of later preclinical studies, Non-IND, IRB-Approved Clinical Studies and Clinical Trials, and interim results of these studies or trials do not necessarily predict final results. Differences in trial design between early-stage Clinical Trials and later-stage Clinical Trials make it difficult to extrapolate the results of earlier Clinical Trials to later Clinical Trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and Clinical Trials have nonetheless failed to obtain marketing approval of their product candidates, or have data that supports desirable marketing claims even where marketing approval is not required.

Successful completion of Clinical Trials is a prerequisite to submitting a new drug application, or NDA, to the FDA, or its equivalent in other jurisdictions such as a marketing authorization application to the EMA, for each product candidate for therapeutic indications and, consequently, the ultimate approval and commercial marketing of any product candidates for therapeutic indications. We do not know whether we will be able to initiate or complete Clinical Trials for AXA Candidates we decide to develop as drug product candidates on schedule, if at all.

We may experience delays in completing our preclinical studies and initiating or completing Non-IND, IRB-Approved Clinical Studies and, for those AXA Candidates that we decide to develop as drug product candidates, Clinical Trials. We also may experience numerous unforeseen events during, or as a result of, any future Non-IND, IRB-Approved Clinical Studies or Clinical Trials that we may conduct that could delay or prevent our ability to receive marketing approval or commercialize our AXA Candidates, including, but not limited to:

•we may be unable to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of Clinical Trials for therapeutic indications for any drug product candidates or the marketing of our products as non-drug products;

•the FDA may not allow us to use data from any Non-IND, IRB-Approved Clinical Studies to support an IND for AXA1665, AXA1125, AXA1957 or any other AXA Candidate we decide to develop as a drug product candidate instead of a non-drug product candidate;
•the FDA or other regulatory authorities may disagree with the design, implementation or results of our Non-IND, IRB-Approved Clinical Studies or Clinical Trials, which may delay or prevent us from pursuing certain regulatory pathways for product developments, or require us to submit additional data such as long-term toxicology studies or impose other requirements before permitting us to initiate or complete a Clinical Trial. For example, the FDA could require that we terimate a Non-IND, IRB-Approved Clinical Study for an AXA Candidate and continue such study only under an IND, and we may not be able to obtain such an IND, if at all, without additional study or we may be subject to an enforcement action for conducting a Non-IND, IRB-Approved Clinical Study not under an IND;
•regulatory authorities, IRBs or ethics committees may not authorize us or our investigators to commence or conduct a Non-IND, IRB-Approved Clinical Study or Clinical Trial at a prospective study or trial site;
•we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective study or trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study or trial sites;
•Non-IND, IRB-Approved Clinical Studies or Clinical Trials of any AXA Candidates may fail to show safety or effectiveness, or produce negative or inconclusive results and we may decide or be required to conduct additional preclinical studies, Non-IND, IRB-Approved Clinical Studies, Clinical Trials or any other studies, or we may decide to abandon product development programs;
•the number of subjects or patients required for Non-IND, IRB-Approved Clinical Studies or Clinical Trials of any AXA Candidates may be larger than we anticipate, enrollment in these clinical studies or trials may be slower than we anticipate or subjects or patients may drop out of these clinical studies or trials or fail to return for required follow-up post study or trial completion at a higher rate than we anticipate;
•we may need to add new or additional Non-IND, IRB-Approved Clinical Study or Clinical Trial sites;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the Non-IND, IRB-Approved Clinical Study or Clinical Trial protocol or drop out of the study or trial, which may require that we add new clinical study or trial sites or investigators;
•the cost of preclinical studies, Non-IND, IRB-Approved Clinical Studies, Clinical Trials or any other studies of any AXA Candidates may be more than we anticipate or more than our available financial resources;
•the supply or quality of our AXA Candidates or other materials necessary to conduct Non-IND, IRB-Approved Clinical Studies and Clinical Trials may be insufficient or inadequate and may not achieve compliance with applicable cGMP and other quality standards applicable to drug development;
•our AXA Candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulatory authorities, IRBs or ethics committees to suspend or terminate Non-IND, IRB-Approved Clinical Studies and Clinical Trials, or reports may arise from preclinical or clinical testing of our AXA Candidates that raise safety or other concerns about one or more of our AXA Candidates;
•preclinical studies, Non-IND, IRB-Approved Clinical Studies or Clinical Trials of our AXA Candidates may produce negative or inconclusive results, which may result in our deciding, or being required, to conduct additional clinical studies or trials or abandon product development programs; and
•adverse events in a Non-IND, IRB-Approved Clinical Study of an AXA Candidate may cause the FDA or comparable foreign regulatory authorities to only allow future studies of AXA Candidates to proceed under an IND.

We could also encounter delays if a preclinical study, Non-IND, IRB-Approved Clinical Study or Clinical Trial is suspended or terminated for any reason. A suspension or termination may be imposed due to a number of factors, including failure to conduct the Non-IND, IRB-Approved Clinical Study or Clinical Trial in accordance with regulatory requirements or our clinical protocols, inspection of the Clinical Trial operations or trial site by the FDA, comparable foreign regulatory authorities or IRB resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful or legally permissible endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the Non-IND, IRB-Approved Clinical Study or Clinical Trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of Non-IND, IRB-Approved Clinical Studies or Clinical Trials may also ultimately lead to the denial of regulatory approval of our AXA Candidates for therapeutic indications, where applicable, or the failure to meet applicable regulatory requirements to support and commercialize non-drug products. Further, the FDA or comparable foreign regulatory authorities may disagree with our Non-IND, IRB-Approved Clinical Study or Clinical Trial design and our interpretation of data from these clinical studies or trials, or may change the requirements for regulatory approval of a drug even after they have reviewed and commented on the design for our preclinical studies, Non-IND, IRB-Approved Clinical Studies or Clinical Trials.

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
We are early in our development efforts and we have not initiated Clinical Trials for any of our AXA Candidates to allow for development of such candidates as drug product candidates. In addition, as an organization, we have not yet commenced or completed any Clinical Trials. With the exception of AXA1665, AXA1125 and AXA1957, we are currently developing our AXA Candidates as non-drug products under food regulations, although the ultimate pathway under which we will develop our other AXA Candidates is subject to change depending on a number of factors. We were formed in 2008, have no products approved for commercial sale as drugs or marketed via other regulatory pathways (e.g., non-drug products) and have not generated any revenue from product sales. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our AXA Candidates, which may never occur.
Our limited operating history may make it difficult to evaluate our technology and industry and predict our future performance. Specifically, to date we have conducted Non-IND, IRB-Approved Clinical Studies for our AXA Candidates to evaluate safety and tolerability only in healthy subjects or subjects with certain disease conditions. For AXA Candidates we develop under an IND as a drug product with patient populations reflecting the desired indication for such AXA Candidate, the physiological structure and function data we observed in our Non-IND, IRB-Approved Clinical Studies for such AXA Candidate may not be replicated in or be consistent with results from Clinical Trials and such AXA Candidate may not meet therapeutic efficacy endpoints in Clinical Trials.
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
Using EMMs in the compositions, ratios and formulations we use in our AXA Candidates and the potential drug and non-drug applications of our AXA Candidates represents a novel approach. Our AXA Candidates in general may not be successfully developed or commercialized or gain the acceptance of the public or the medical community. For any AXA Candidate that we choose to develop as a drug product candidate, our success will depend upon physicians who specialize in the treatment of diseases targeted by our AXA Candidates, prescribing potential treatments that involve the use of our AXA Candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. For any AXA Candidate that we choose to develop as a non-drug product candidate, our success will depend on finding partners in a non-drug market who can help successfully commercialize AXA Candidates. In addition, our success will also depend on consumer acceptance and adoption of our products that we, or a future partner, commercialize, if any. Adverse events, which may include death, in Non-IND, IRB-Approved Clinical Studies and Clinical Trials of our AXA Candidates or in studies or Clinical Trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of EMMs and metabolic pathways, could result in a decrease in demand for any product that we may develop. In addition, responses by the U.S. federal, state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any AXA Candidates, obtain or maintain regulatory approval, if applicable, identify alternate regulatory pathways to market or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects, and may delay or impair the development and commercialization of our AXA Candidates or demand for any products we may commercialize.
All of our AXA Candidates for which we make a drug development path decision, including any targeting the metabolic pathways of the liver and muscle that if dysregulated could result in loss of health or disease, will require significant additional preclinical and clinical development before we can seek regulatory approval for and launch a drug product commercially.
For any AXA Candidate that we choose to develop as a drug product candidate, such as AXA1665, AXA1125 and AXA1957, our business and future success will depend on our ability to obtain regulatory approval of and then successfully launch and commercialize such AXA Candidate as a drug targeting a disease, which may involve dysregulated metabolism, such as cirrhosis, non-alcoholic steatohepatitis or muscle atrophy. Any future Clinical Trials of AXA1665, AXA1125, AXA1957and any other AXA Candidates that we decide to develop as drug product candidates may experience preliminary complications in trial execution, such as complexities surrounding regulatory clearance to initiate Clinical Trials, the need for additional preclinical data to support authorization to proceed with Clinical Trials, modifications in trial design and trial protocols, bioanalytical assay method development, dose level and regimen selection, patient recruitment and enrollment, quality and supply of clinical doses or safety issues. Additionally, even if additional preclinical studies, Non-IND, IRB-Approved Clinical Studies or Clinical Trials are successfully executed, there is no guarantee that the results produced by such additional studies will confirm or be consistent with the results obtained in our Non-IND, IRB-Approved Clinical Studies to date for our AXA Candidates.
Any AXA Candidates that we decide to develop as drug product candidates will require significant additional development, including preclinical and clinical development, regulatory review or approval in the jurisdictions that we target for commercialization, identification of appropriate non-drug regulatory pathways to commercialization, substantial investment, access to sufficient validated and cGMP-compliant commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, if AXA1665, AXA1125, AXA1957 or our other lead product candidates encounter safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, our development plans, including for our other AXA Candidates, and business would be significantly harmed.
The successful development of our AXA Candidates is highly uncertain.
Successful development of our AXA Candidates is highly uncertain and is dependent on numerous factors, many of which are beyond our control. AXA Candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including, but not limited to:
•results from preclinical or Non-IND, IRB-Approved Clinical Studies may demonstrate that our AXA Candidates are not safe, not tolerable or have unanticipated impacts on the normal structure and function of the body and could result in data showing one or more AXA Candidates to have harmful or problematic side effects or toxicities;
•Clinical Trial results may show any AXA Candidate we decide to develop as a drug product candidate to be less effective than expected (e.g., a Clinical Trial could fail to meet its primary endpoint(s)) or to have unacceptable side effects or toxicities;
•failure to execute the Non-IND, IRB-Approved Clinical Studies or Clinical Trials caused by slow enrollment in Non-IND, IRB-Approved Clinical Studies or Clinical Trials, as applicable, subjects or patients dropping out of Clinical Trials or subjects or patients dropping out of Non-IND, IRB-Approved Clinical Studies, length of time to achieve clinical endpoints, additional time requirements for data analysis, inability to validate the manufacturing process or to achieve cGMP compliance for our AXA Candidates;
•failure to receive the necessary regulatory approvals or authorizations, where applicable, or to meet and maintain compliance with applicable regulatory requirements, or a delay in such compliance or receiving such approvals or authorizations for, including, but not limited to, a NDA, or delays in NDA preparation, the need to submit a new dietary ingredient, or NDI, notification or other filings with the FDA, discussions with the FDA and comparable foreign regulatory authorities in jurisdictions we target or pursue, responding to an FDA request or other regulatory authority for additional preclinical or clinical data or unexpected safety or manufacturing issues;
•manufacturing costs, formulation issues, manufacturing deficiencies or other factors that make our AXA Candidates uneconomical;
•proprietary rights of others and their competing products and technologies that may prevent our product candidates from being commercialized; and
•for those AXA Candidates that we may decide to develop as drug product candidates, the length of time necessary to complete Clinical Trials and to submit an application for marketing approval of a drug product candidate, where applicable, for a final decision by a regulatory authority may be difficult to predict for any such AXA Candidates, in large part because of their limited regulatory history.
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
Before obtaining regulatory approvals for the commercial sale of any products for therapeutic indications, we must demonstrate through lengthy, complex and expensive preclinical studies and Clinical Trials that our AXA Candidates are both safe and effective for use in each target indication. Any non-drug products must also be demonstrated to be safe and tolerable. Preclinical and clinical studies and testing are expensive and can take many years to complete, and their outcome is inherently uncertain. Failure can occur at any time during the preclinical or clinical study or trial process. The results of preclinical studies, Non-IND, IRB-Approved Clinical Studies as well as early Clinical Trials of our AXA Candidates that we decide to develop as drug products may not be predictive of the results of later-stage clinical studies or trials. In addition, initial results in Non-IND, IRB-Approved Clinical Studies and Clinical Trials, in particular as shown by any interim data, may not be indicative of results obtained when such Non-IND, IRB-Approved Clinical Studies and Clinical Trials are completed. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical studies and trials. Our AXA Candidates have been generally well tolerated in our Non-IND, IRB-Approved Clinical Studies, but we cannot be certain that we will be able to dose subjects or patients at a high enough dose in any future Clinical Trials if we pursue a drug pathway so as to demonstrate efficacy without unacceptable safety risk.
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
If significant adverse events, which may include death, or other side effects are observed in any of our current or future Non-IND, IRB-Approved Clinical Studies or Clinical Trials, we may have difficulty recruiting subjects or patients for our Non-IND, IRB-Approved Clinical Studies or Clinical Trials, subjects or patients may drop out of our Non-IND, IRB-Approved Clinical Studies or Clinical Trials or we may be required to significantly redesign or abandon Non-IND, IRB-Approved Clinical Studies or Clinical Trials or our development efforts of one or more AXA Candidates altogether. We, the FDA or other applicable regulatory authorities or an IRB may suspend Non-IND, IRB-Approved Clinical Studies or Clinical Trials of an AXA Candidate at any time for various reasons, including a belief that subjects or patients in such Non-IND, IRB-Approved Clinical Studies or Clinical Trials are being exposed to unacceptable health risks or adverse side effects or that our Non-IND, IRB-Approved Clinical Studies are designed to evaluate our AXA Candidates as drug product candidates. Some potential non-drug products and drug product candidates that initially showed promise for further development in early-stage testing, including in Non-IND, IRB-Approved Clinical Studies or Clinical Trials, have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude an AXA Candidate from obtaining or maintaining marketing approval, if applicable, or being commercialized, undesirable side effects may inhibit market acceptance of the commercialized product due to its tolerability versus other non-drug products or drugs. Any of these developments could materially harm our business, financial condition and prospects.
If we encounter difficulties enrolling subjects or patients in our Non-IND, IRB-Approved Clinical Studies or any future Clinical Trials, our development activities could be delayed or otherwise adversely affected.
We may experience difficulties in subject and patient enrollment in our Non-IND, IRB-Approved Clinical Studies and Clinical Trials for a variety of reasons. The timely completion of Non-IND, IRB-Approved Clinical Studies or Clinical Trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of subjects or patients who remain in the Non-IND, IRB-Approved Clinical Study or Clinical Trial until its conclusion. The enrollment of subjects or patients depends on many factors, including, but not limited to:
•the severity of the disease or condition under investigation in the case of a Clinical Trial conducted under an IND for an AXA Candidate that we decide to develop as a drug product candidate;
•the subject or patient eligibility and exclusion criteria defined in the protocol;
•the size of the study subject or patient population required for analysis of the primary endpoint(s) of the Non-IND, IRB-Approved Clinical Study or Clinical Trial;
•the proximity of subjects or patients to study and trial sites;
•the design of the clinical study or trial;
•our ability to recruit investigators with the appropriate competencies and experience;
•clinicians', subjects' or patients' perceptions as to the potential advantages and risks of the AXA Candidate being studied in relation to other available drugs or non-drug products, as applicable;
•the efforts to facilitate timely enrollment in clinical studies or trials;
•the subject or patient referral practices of physicians;
•the ability to monitor subjects or patients adequately during and after study product administration;
•our ability to obtain and maintain subject and patient consents; and
•the risk that subjects or patients enrolled in Non-IND, IRB-Approved Clinical Studies or Clinical Trials will drop out of the Non-IND, IRB-Approved Clinical Studies or Clinical Trials before completion.
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
We face an inherent risk of product liability as a result of testing our AXA Candidates in Non-IND, IRB-Approved Clinical Studies and Clinical Trials, if we decide to develop any AXA Candidate as a drug product candidate, and will face an even greater risk if we commercialize any products. For example, we may be sued, or claims may be made against us, if our informed consents for subjects or patients in any Non-IND, IRB-Approved Clinical Studies or Clinical Trials are or are alleged to be inadequate or inaccurate in any way or fail to fully inform subjects or patients of any potential risks involved with their participation or other material or required information. We may also be sued, or claims may be made against us, if our AXA Candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during Non-IND, IRB-Approved Clinical Studies, Clinical Trials, manufacturing, marketing or after sale. Any such product liability claims may include, without limitation, allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, marketing or promotional claims or a breach of warranties. Claims could also be asserted under state consumer protection or other statutes or regulations. If we cannot successfully defend ourselves against product liability claims or any other claims related to our products, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims could have a material adverse effect on our business and operations, and may result in, among other things:
•inability to bring an AXA Candidate to the market;
•decreased demand for and decline in the price charged for our products;
•damage to our reputation;
•withdrawal of Non-IND, IRB-Approved Clinical Study or Clinical Trial subjects or patients and inability to enroll future subjects or patients or continue Non-IND, IRB-Approved Clinical Studies or Clinical Trials;
•initiation of investigations by regulatory authorities or other regulatory action;
•costs to defend the related litigation;
•diversion of management's time and our resources;
•substantial monetary awards to subjects or patients;
•product recalls, withdrawals or labeling, packaging, marketing or promotional modifications or restrictions;
•loss of revenue;
•exhaustion of any available insurance and our capital resources;
•the inability to commercialize any AXA Candidates via any regulatory pathway; and
•decline in our share price.
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
We are developing our AXA Candidates and AXA Development Platform to reprogram metabolism and maintain and restore metabolic health. However, our AXA Development Platform has not yet led, and may never lead, to marketable drug or non-drug products. We are developing our initial AXA Candidates and have additional AXA Candidates that we intend to investigate, including in liver, muscle, central nervous system and blood. We may have problems applying our technologies to these and other future target areas, and our AXA Candidates may not demonstrate a comparable ability in supporting or maintaining health or treating disease, where applicable. Even if we are successful in identifying additional AXA Candidates, they may not be suitable for clinical development as a result of limited efficacy, unacceptable safety profiles or other characteristics that indicate that they are unlikely to be products that will receive marketing approval or achieve market acceptance. The success of our AXA Candidates will depend on several factors, including the following:
•completion of preclinical studies, Non-IND, IRB-Approved Clinical Studies and Clinical Trials with positive results;
•receipt of marketing approvals from applicable regulatory authorities, if necessary;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our AXA Candidates;
•making arrangements with third-party manufacturers for, or establishing our own, commercial manufacturing capabilities;
•launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•entering into new collaborations throughout the development process as appropriate, from preclinical studies through to commercialization;
•acceptance of our products, if and when approved or launched for commercialization under applicable regulations, by patients, consumers, the medical community and third-party payors;

•effectively competing with other drugs and non-drug products, depending on the development pathway that we choose for an AXA Candidate;
•obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our AXA Candidates developed as drug products, if approved by the FDA;
•protecting our rights in our intellectual property portfolio;
•operating without infringing or violating the valid and enforceable patents or other intellectual property of third parties;
•achieving and remaining in compliance with applicable laws and regulations that apply to the research, development and commercialization of our AXA Candidates and having productive interactions and positive regulatory decisions that lead to successful product commercialization;
•maintaining a continued acceptable safety profile of the products following approval or commercialization; and
•maintaining and growing an organization of scientists and business people who can develop and commercialize our products and technology.
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
If any AXA Candidate we decide to develop as a drug product candidate receives marketing approval or otherwise is commercialized under applicable regulations as a non-drug product, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, consumers and others in the medical or health community or other target markets. If the AXA Candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any AXA Candidate, if approved for commercial sale, will depend on a number of factors, including, but not limited to:
•efficacy (for any AXA Candidate developed as a drug product candidate), safety and potential advantages compared to alternative products;
•the labeled uses or limitations for use, including age limitations or contraindications, for our AXA Candidates compared to alternative products;
•convenience and ease of administration compared to alternative products;
•the willingness of the target patient or consumer population to try new drugs or non-drug products, respectively, and, with respect to any AXA Candidates developed as drug product candidates, of physicians to prescribe these therapies or, in the case of non-drug products, the willingness of target consumers in the market of health products to try and healthcare professionals to recommend consumers purchase our products;
•public perception of new drugs and non-drug products, including our AXA Candidates;
•the strength of marketing and distribution support;
•the ability for us to partner in the manufacture and distribution of these products;
•the ability to offer our products, if approved, as applicable, for sale at competitive prices;
•the ability to obtain sufficient third-party insurance coverage and adequate reimbursement, as applicable depending on the development path we pursue; and
•the prevalence and severity of any side effects.
We will need to grow the size of our organization and we may experience difficulties in managing this growth.
As of September 30, 2019, we had 64 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including, but not limited to:

•identifying, recruiting, compensating, integrating, maintaining and motivating additional employees;
•managing our internal research and development efforts effectively, including identification of clinical candidates, scaling our manufacturing process and navigating the clinical and the FDA review process for our AXA Candidates; and
•improving our operational, financial and management controls, reporting systems and procedures.
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
Our ability to compete in the highly competitive biotechnology industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on our management, scientific and medical personnel, including David Epstein, our Chairman of the Board, William Hinshaw, our Chief Executive Officer and President, Shreeram Aradhye, M.D., our Executive Vice President and Chief Development Officer, Manu Chakravarthy, M.D., Ph.D., our Chief Medical Officer and Senior Vice President of Clinical Development, Tony Tramontin, Ph.D., our Chief Scientific Officer and Senior Vice President of Research and Development, Stephen Mitchener, PharmD, our Chief Business Officer and Senior Vice President and Paul Fehlner, J.D., Ph.D., our Chief Intellectual Property Officer and Senior Vice President. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
We conduct our operations in Massachusetts. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.
To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Employment of our key employees is at-will, which means that any of our employees could leave our employment at any time, with or without notice. For example, in the fall of 2019, a number of the employees in our finance group left the Company to pursue other employment opportunities. We do not maintain "key man" insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.
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
Regulatory authorities globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the European Union adopted a new regulation governing data practices and privacy called the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR applies to any company that collects and uses personal data in connection with offering goods or services to individuals in the European Union or the monitoring of their behavior. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase the cost of providing our AXA Candidates, if approved, or even prevent us from offering our AXA Candidates, if approved, in certain jurisdictions.
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
In addition to researching, developing and commercializing our AXA Candidates in the United States, we also intend to engage in these activities outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, if our AXA Candidates are approved, including, but not limited to:
•differing regulatory requirements in foreign countries;
•unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign taxes, including withholding of payroll taxes;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•difficulties staffing and managing foreign operations;
•workforce uncertainty in countries where labor unrest is more common than in the United States;

•potential liability under the Foreign Corrupt Practices Act, or FCPA, or comparable foreign regulations;
•challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geo-political actions, including war and terrorism.
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
As of September 30, 2019, we had cash and cash equivalents of $105.4 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since September 30, 2019, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
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
Risks related to government regulation
We are very early in our development efforts. AXA Candidates we decide to develop as drug product candidates will require significant additional preclinical and clinical development before we seek regulatory approval. AXA Candidates that we decide to bring to market as non-drug products may also require additional development, and all AXA Candidates may require significant interactions with regulatory authorities and investments before their respective commercial launches. If we are unable to advance our AXA Candidates to final development, meet regulatory requirements, including obtaining regulatory approval, where applicable, or ultimately commercialize our AXA Candidates or experience significant delays in doing so, our business will be materially harmed.
We are very early in our development efforts and have invested substantially all of our efforts and financial resources in the identification and early clinical development of AXA Candidates. To date, we have not marketed or commercialized products and have not yet commenced any Clinical Trials with AXA Candidates that we have decided to develop as drugs (i.e. AXA1665, AXA1125 and AXA1957). Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our AXA Candidates, which may never occur. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. The success of our AXA Candidates will depend on several factors, including the following:
•successful enrollment in, and completion of, preclinical studies, Non-IND, IRB-Approved Clinical Studies and, if applicable, Clinical Trials;
•clearance of INDs for future Clinical Trials for AXA Candidates that we decide to develop as drug product candidates;
•receipt of regulatory approvals from applicable regulatory authorities for drug product candidates or, alternatively, compliance with regulatory requirements applicable to non-drug products;
•establishing cGMP-compliant supply and commercial manufacturing operations or making arrangements with cGMP-compliant third-party manufacturers for supply and commercial manufacturing;
•obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our AXA Candidates;
•launching commercial sales of our AXA Candidates, if and when approved or allowed for marketing, whether alone or in collaboration with others;
•acceptance of our drug product candidates, if and when approved, by patients, the medical community and third-party payors, if we decide to develop any of our AXA Candidates as drug product candidates, or acceptance of our non-drug products we may market by consumers;
•effectively competing with other drugs for any AXA Candidate developed and approved as a drug or competing with other non-drug products for any AXA Candidate developed and marketed as such;
•obtaining and maintaining third-party insurance coverage and adequate reimbursement, as applicable;
•enforcing and defending intellectual property rights and claims;
•the marketing of our products; and

•maintaining a continued acceptable safety profile of the AXA Candidates following approval or commercialization.
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
Based on the large body of studies and scientific literature on the human exposure to and safety profiles of certain amino acids, the FDA's promulgation of regulations governing the use of certain amino acids under certain conditions as safe and permissible food additives when used as nutrients, our own data on amino acids used in AXA Candidates and the fact that we use amino acids in our AXA Candidates within amounts previously studied safely in humans, we believe we have designed our AXA Candidates to have favorable safety profiles, and we further have evaluated or will evaluate the safety and tolerability of these AXA Candidates in Non-IND, IRB-Approved Clinical Studies. Under the FDA's framework governing studies of non-drug products, we believe that use of our AXA Candidates containing amino acids may be studied for safety and tolerability without an IND. However, the FDA or comparable foreign regulatory authorities may disagree with this approach and determine that our studies should be conducted under an IND, which may result in negative consequences.
In prior or future studies or trials of our AXA Candidates, we may have or will expressly or implicitly characterize or classify such candidates as encompassed within a specific regulatory scheme (e.g., as foods or dietary supplements). Regulatory authorities may not agree with the regulatory classification of the AXA Candidates used in our Non-IND, IRB-Approved Clinical Studies or any subsequent classification of such candidates prior to commercialization. To date, we have had one pre-IND meeting with FDA regarding our AXA1665 program and have not discussed the development of our other AXA Candidates evaluated in Non-IND, IRB-Approved Clinical Studies or our utilization of specific regulatory pathways for our other AXA Candidates with the FDA or comparable foreign regulatory authorities and any such regulator may not agree with our current activities or future approach or plans for further development. The FDA may determine that our AXA Candidates are not safe or appropriate for use in Non-IND, IRB-Approved Clinical Studies or are not governed by food regulations and therefore may classify any of our AXA Candidates as being ineligible for investigation in clinical studies without an IND. The FDA or other regulatory authorities may also take enforcement action, or otherwise delay or prevent further development or commercialization of our AXA Candidates.
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
These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic or social events. Such changes may include changes in:
•food and drug laws, including FDA regulations;
•laws related to product labeling;
•advertising and marketing laws and practices;
•laws and programs restricting the sale and advertising of certain product candidates;
•laws and programs aimed at regulating, restricting or eliminating ingredients present in certain of our AXA Candidates;
•increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the actual or possible effects or side effects of ingredients in, or attributes of, certain of our AXA Candidates;
•state and federal consumer protection and disclosure laws; and

•increased sponsor or company obligations under privacy laws such as the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and GDPR.
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
We may rely on academic and private non-academic institutions to conduct and sponsor clinical studies or trials relating to our AXA Candidates. We will not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or comparable foreign regulatory authorities will not view these investigator-sponsored studies or trials as providing adequate support to allow for the initiation of future Clinical Trials for those AXA Candidates that we choose to develop as drug product candidates, whether controlled by us or independent investigators, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.
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
Additionally, the FDA or comparable foreign regulatory authorities may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by these investigator-sponsored studies or trials or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored studies or trials. If so, the FDA or other comparable foreign regulatory authorities may require us to obtain and submit additional preclinical, manufacturing or clinical data before we may initiate our planned Clinical Trials or may not accept such additional data as adequate to initiate our planned Clinical Trials. In addition, it could limit or prevent our ability to commercialize AXA Candidates for non-drug uses.
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
Obtaining and maintaining regulatory approval for AXA Candidates that we decide to develop as drug product candidates or identifying or commercializing our AXA Candidates through non-drug pathways in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval or identify and maintain an alternate regulatory pathway in any other jurisdiction, while a failure or delay in obtaining regulatory approval or an alternate regulatory pathway in one jurisdiction may have a negative effect on the regulatory approval process or path to market in others. For example, even if the FDA grants marketing approval of an AXA Candidate for therapeutic indications, comparable foreign regulatory authorities could take opposing positions and decline to approve the manufacturing, marketing and promotion of such AXA Candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies, Non-IND, IRB-Approved Clinical Studies and Clinical Trials

conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval and the approved price may not lead to profitability or acceptable margins.
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
Our AXA Candidates are in both preclinical and clinical (non-IND) stages of development, and their risk of failure is high. To proceed with our development plans and ultimately commercialization, we may need to conduct and meet regulatory requirements for preclinical, Non-IND, IRB-Approved Clinical Studies or, for AXA Candidates that we decide to develop as drug product candidates, Clinical Trials. For therapeutic applications, the FDA may require additional extensive preclinical and other studies. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or comparable foreign regulatory authorities will accept our proposed clinical programs, including our Non-IND, IRB-Approved Clinical Studies and future Clinical Trials, if any, including their design, dose level, and dose regimen, or if the outcome of our preclinical testing, Non-IND, IRB-Approved Clinical Studies or Clinical Trials, if any, will ultimately support the subsequent development of our clinical programs for therapeutic indications or non-drug applications. As a result, we cannot be sure that we will be able to submit INDs or similar applications in the case of AXA Candidates for which we pursue a drug pathway or comply with any other regulatory requirements where necessary for commercialization and marketing of drugs or non-drug products on the timelines we expect, if at all. We cannot be sure that submission of INDs or similar applications, where necessary, or other regulatory required submissions for our AXA Candidates will result in the FDA or comparable foreign regulatory authorities allowing our studies or Clinical Trials to begin, be completed or have their data used to support commercialization and required regulatory approvals. We also cannot be certain if our testing and studies will provide support for the further development of AXA Candidates as non-drug products or support for any associated product claims made, and, as a result, we cannot be sure that we will be able to successfully pursue alternative regulatory pathways to commercialization as non-drug product for some or all of our AXA Candidates.
If we are not able to meet certain regulatory requirements for our AXA Candidates or to obtain, or timely obtain, required regulatory approvals for our AXA Candidates that we choose to develop as drugs, we will not be able to commercialize or will be delayed in commercializing, our AXA Candidates, and our ability to generate revenue will be materially impaired.
Our AXA Candidates and the activities associated with their development and commercialization as a drug or non-drug products, including but not limited to their design, testing, manufacture, safety, efficacy, recordkeeping, packaging, labeling, storage, holding, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our AXA Candidates as a drug, we must obtain marketing approval. Before we can commercialize any of our AXA Candidates as a non-drug product, we may be required to follow pre- or post-market notification and other applicable regulatory requirements for ingredients and claims. We have not received approval to market any of our AXA Candidates as drugs from regulatory authorities in any jurisdiction nor executed on requirements for commercialization of non-drug products under applicable regulations, and it is possible that none of our current AXA Candidates, or any AXA Candidates we may seek to develop in the future, will ever obtain regulatory approval, where applicable, or meet other applicable regulatory requirements to reach the market. We, as a company, have no experience in filing and supporting the applications necessary to gain regulatory approvals for drugs or in the submission of other petitions, notifications or registrations in the case of non-drug products, where applicable, and expect to work with or rely on third-party CROs or regulatory consultants to assist us in this process. For example, the FDA and Federal Trade Commission, or FTC, require substantiating data or evidence for marketing claims and may require other regulatory submissions, including, for example, NDI submissions for certain product ingredients in certain non-drug products before they can be sold. With respect to AXA Candidates that we decide to develop as drug product candidates, securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate's safety and efficacy. If we fail to execute competently on these requirements, as applicable, our AXA Candidates may never reach the market.
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
The process of obtaining regulatory approvals for therapeutic indications, both in the United States and abroad, is expensive, may take many years if additional Clinical Trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the AXA Candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted IND, NDA or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process of our AXA Candidates that we decide to commercialize as drugs and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our AXA Candidates that we decide to develop as drug product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:
•the FDA or comparable foreign regulatory authorities may disagree with the design, including study population, dose level, dose regimen, efficacy endpoints and bioanalytical assay methods, or implementation of our Clinical Trials;
•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication;
•the results of our Non-IND, IRB-Approved Clinical Studies and Clinical Trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•we may be unable to demonstrate that an AXA Candidate's clinical and other benefits outweigh its safety risks;
•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies, Non-IND, IRB-Approved Clinical Studies or Clinical Trials;
•the data collected from our Non-IND, IRB-Approved Clinical Studies and Clinical Trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;
•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or comparable foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future Clinical Trial results may result in our failing to obtain regulatory approval to market our applicable AXA Candidates as drugs, which would significantly harm our business, results of operations and prospects.
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
The FDA and comparable foreign regulatory authorities such as the EMA may implement additional regulations or restrictions on the development and commercialization of products that act on metabolic pathways, which may be difficult to predict.
The FDA and comparable foreign regulatory authorities such as the EMA have expressed interest in further regulating biotechnology products and product candidates, such as AXA Candidates. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our AXA Candidates. Adverse developments in Non-IND, IRB-Approved Clinical Studies or Clinical Trials of AXA Candidates or similar products conducted by others may cause the FDA or comparable foreign regulatory authorities to change the requirements for approval of any of our AXA Candidates. The FDA or comparable foreign regulatory authorities may impose unexpected, onerous requirements on our products because they are composed of multiple amino acids, requiring a clinical demonstration of the functionality and contribution of each component of our EMMs. Such requirements may include additional studies or analyses. Similarly, the EMA governs the development of AXA Candidates as drugs in the European Union and member state regulatory bodies govern the development of AXA Candidates under non-drug regulations and may issue new guidelines concerning the development and marketing authorization for AXA Candidates and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our AXA Candidates or lead to significant limitations or restrictions. As we advance our AXA Candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such AXA Candidates. These additional processes may, for our AXA Candidates that we decide to develop as drug product candidates, result in a review and approval process that is longer than we otherwise would have expected and delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our

AXA Candidates can be costly and could negatively impact our ability to complete Clinical Trials and commercialize our current and future AXA Candidates in a timely manner, if at all.
We may fail to obtain and maintain orphan drug designations from the FDA or, if applicable, comparable foreign regulatory authorities such as the EMA for AXA Candidates that we decide to develop as drug product candidates.
Our strategy includes filing for orphan drug designation where available, and applicable, for our AXA Candidates we decide to develop as drug product candidates. In the United States, under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives, such as opportunities for grant funding toward Clinical Trial costs, tax advantages for clinical drug development and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the original manufacturer is unable to assure sufficient product quantity.
In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the orphan-designated disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition, and only the first applicant to receive approval will receive the benefits of marketing exclusivity for a given drug product for a given indication. Even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our AXA Candidates that we decide to develop as drug product candidates, we may never receive such designations.
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
The FDA or comparable foreign regulatory authorities may take regulatory enforcement action or other legal action or, in the case of drugs, impose consent decrees or withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with our AXA Candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in potential consequences, including, among other things:
•in the case of AXA Candidates that we decide to develop as drugs, revisions to the approved labeling to add new safety information and required regulatory submissions; imposition of post-market studies or Clinical Trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program;
•restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•re-labeling or re-packaging;
•fines, warning or untitled enforcement letters or holds on Clinical Trials;
•in the case of drugs, refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;

•product seizure or detention or refusal to permit the import or export of our AXA Candidates; and
•injunctions or the imposition of civil or criminal penalties.
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
The policies of the FDA and of other comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval, where applicable, and commercialization, and continued commercialization, of our AXA Candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained for any drugs, or may no longer be able to market or sell products we develop as non-drug products, which would adversely affect our business, prospects and ability to achieve or sustain profitability.
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

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor's determination that use of a product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
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
•The federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution.
•Federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to "cause" the submission of false or fraudulent claims. The FCA also permits a private individual acting as a "whistleblower" to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery.
•HIPAA created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions.
•The federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, or the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
•Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

•Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our AXA Candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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
Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, CROs, legal counsel, accountants, consultants, contractors and other partners from authorizing, promising, offering, providing, soliciting or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our ex-U.S. activities to increase in time. We plan to engage third parties for Clinical Trials or to obtain necessary permits, licenses, patent registrations and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents or partners, even if we do not explicitly authorize or have prior knowledge of such activities.
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

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned patents. With respect to our patent portfolio, as of October 1, 2019, our AXA Candidate-related patent portfolio consists of 17 patent families, including two granted U.S. patents and one allowed U.S. patent, 26 U.S. pending patent applications (including provisional applications) and 111 owned pending patent applications in jurisdictions outside of the United States (including Patent Cooperation Treaty applications) that, in many cases, are counterparts to the foregoing U.S. patents and patent applications, which include claims directed to compositions, methods of use, treatment of indications, dosing, formulations and methods of manufacturing. With respect to owned intellectual property, we cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products that are similar to our AXA Candidates or utilize similar technology but that are not covered by the claims of the patents that we may own;

•we, or our future licensors or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we own now or in the future;
•we, or our future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned intellectual property rights;
•it is possible that our current or future pending owned patent applications will not lead to issued patents;
•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
•our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable;
•the patents of others may harm our business; and
•we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.
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
We have limited capabilities for product development and do not yet have any capability for sales, marketing or distribution. Accordingly, we may need to enter into relationships with other companies to provide us with important technologies, and we may receive additional technologies and funding under these and other collaborations in the future. Relationships we enter into may pose a number of risks, including the following:
•third parties have, and future third-party collaborators may have, significant discretion in determining the efforts and resources that they will apply;
•third parties may not perform their obligations as expected;
•third parties may not pursue development and commercialization of any AXA Candidates that we decide to develop as drugs and that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical study or trial results, changes in the third parties' strategic focus or available funding, or external factors, such as a strategic transaction that may divert resources or create competing priorities;
•third parties may delay Non-IND, IRB-Approved Clinical Studies or Clinical Trials, provide insufficient funding for a Non-IND, IRB-Approved Clinical Study or Clinical Trial program, terminate a Non-IND, IRB-Approved Clinical Study or Clinical Trial or abandon an AXA Candidate, repeat or conduct Non-IND, IRB-Approved Clinical Studies or new Clinical Trials or require a new formulation of an AXA Candidate for clinical testing;
•third parties could independently develop, or develop with other third parties, products that compete directly or indirectly with our products and AXA Candidates if the third parties believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•AXA Candidates discovered in collaboration with us may be viewed by our current or future third parties as competitive with their own product candidates or products, which may cause such third parties to cease to devote resources to the commercialization of our AXA Candidates;
•third parties may fail to comply with applicable regulatory requirements regarding the development, manufacture, processing, packaging, labeling, holding, testing, storage, distribution and/or marketing of an AXA Candidate or product;
•third parties with marketing and distribution rights to one or more of our AXA Candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
•disagreements with third parties, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of AXA Candidates, might lead to additional responsibilities for us with respect to AXA Candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
•third parties may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•third parties may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•if one of our third parties is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any AXA Candidate licensed to it by us; and
•relationships may be terminated by the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable AXA Candidates.
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

We rely on third parties to conduct our Non-IND, IRB-Approved Clinical Trials and will rely on third parties to conduct our Clinical Trials for any AXA Candidate that we decide to develop as a drug product candidate and to assist us in meeting the regulatory requirements applicable to development and marketing of non-drug products. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential AXA Candidates.
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
The facilities used to manufacture our AXA Candidates that we develop as drug product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections that will be conducted after we submit a marketing application to the FDA or other foreign regulatory agencies. Additionally, any facilities used for the manufacture of AXA Candidates commercialized for non-drug uses will be subject to registration and inspection by the FDA and comparable foreign regulatory authorities. We do not currently control all aspects of the manufacturing process of, and are currently largely dependent on, our contract manufacturing partners for compliance with regulatory requirements, known as cGMP requirements, for manufacture of our AXA Candidates, but we may be held ultimately responsible for such compliance. If we ever decide to open a manufacturing facility, we will be responsible for our own compliance with cGMP requirements. If we or our contract manufacturers cannot successfully manufacture in conformance with our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, we and they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities with respect to the manufacture of our AXA Candidates. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our AXA Candidates, where applicable, or if it withdraws any such approval in the future, or if it otherwise finds that a manufacturing facility is out of regulatory compliance, we may need to find alternative manufacturing facilities, which would significantly impact our ability to research, develop, obtain regulatory approval, where necessary, for and/or market our AXA Candidates.
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
Our AXA Candidates require precise, high-quality manufacturing capabilities. If any of our third-party manufacturers encounter difficulties in manufacturing our AXA Candidates, our ability to provide supply of our AXA Candidates for Non-IND, IRB-Approved Clinical Studies or Clinical Trials, for Clinical Studies performed under an IND, or for future commercial supply of products we bring to market under applicable regulatory requirements and approvals, could be delayed or terminated, or we may be unable to maintain a commercially viable cost structure.
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
Our manufacturing process may be susceptible to manufacturing issues associated with interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, lot failures, product defects, product recalls, product liability claims and other supply disruptions. If microbial, viral or other contaminations are discovered in our AXA Candidates or in the manufacturing facilities in which our AXA Candidates are made, production at such manufacturing facilities may be interrupted for an extended period of time to investigate and remedy the contamination. Further, as AXA Candidates are developed through preclinical, Non-IND, IRB-Approved Clinical Studies and, if we decide to develop any AXA Candidates as a drug product candidate, Clinical Trials toward approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to scale-up and optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our AXA Candidates to perform differently and affect the results of planned Clinical Trials or other future Clinical Trials.
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

The manufacturing process for any AXA Candidate that we decide to develop as drug product candidate is subject to the FDA and foreign regulatory authority approval process, and extensive oversight of manufacturing facilities and changes to manufacturing processes. Non-drug products that we may develop will also be subject to extensive legal and regulatory requirements, including those with respect to the manufacturing, packaging, labeling, holding, processing and distribution of such products under appropriate cGMPs, as indicated in other risk factor sections herein. As such, we will need to contract with manufacturers who can meet all applicable FDA, foreign or other regulatory authority requirements on an ongoing basis, including with respect to quality systems and standards. If we or our CMOs are unable to reliably produce products under conditions and to specifications acceptable to the company and/or the FDA or comparable foreign regulatory authorities, we may not obtain or maintain the ability or, in the case of drugs, the requisite approvals to commercialize such products. There is no assurance that our CMOs will be able to manufacture the approved product to specifications acceptable to us, the FDA, comparable foreign regulatory authorities, even if we obtain regulatory approval for any of our AXA Candidates for therapeutic indications, to produce product in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. In the case of AXA Candidates for which a therapeutic pathway is pursued, any of these challenges could delay completion of Clinical Trials, require bridging Clinical Trials or the repetition of one or more Clinical Trials, increase Clinical Trial costs and delay approval of our AXA Candidates. In the case of all AXA Candidates that we choose to commercialize, any of these challenges could delay and/or impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations and growth prospects. Our future success depends on our ability to manufacture our AXA Candidates on a timely basis with acceptable manufacturing costs, while at the same time maintaining good quality control and complying with applicable regulatory requirements, and an inability to do so could have a material adverse effect on our business, financial condition and results of operations. In addition, we could incur higher manufacturing costs if manufacturing processes or standards change, and we could need to replace, modify, design or build and install equipment, all of which would require additional capital expenditures. Specifically, because our AXA Candidates may have a higher cost of goods than other drugs and/or non-drug products, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater.
In addition, we currently handle all batch release for our AXA Candidates for our preclinical studies and Non-IND, IRB-Approved Clinical Studies, but in the future may need to transfer such process to a third party, which would substantially increase the cost of this step of the manufacturing process.
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
The trading price of our stock is volatile, and you could lose all or part of your investment if you purchase our stock.
Similar to trading price of stock of other biopharmaceutical companies, the trading price of our common stock is highly volatile and is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this "Risk Factors" section and elsewhere in this Quarterly Report, these factors include:
•the commencement, enrollment or results of our ongoing and planned Non-IND, IRB-Approved Clinical Studies, or any future Non-IND, IRB-Approved Clinical Studies or Clinical Trials we may conduct, or changes in the development status of our AXA Candidates;
•any delay in our regulatory filings for our AXA Candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority's review of such filings;
•adverse results from or delays in Non-IND, IRB-Approved Clinical Studies or Clinical Trials of our AXA Candidates, including as a result of clinical holds, safety events, enrollment or study or trial protocol amendments;
•our decision to initiate a Non-IND, IRB-Approved Clinical Studies or Clinical Trial, not to initiate a Non-IND, IRB-Approved Clinical Study or Clinical Trial or to terminate an existing Non-IND, IRB-Approved Clinical Study or Clinical Trial, or being required to do so by any regulatory authority;

•adverse regulatory decisions, including the FDA's disagreeing with our interpretation and application of applicable rules and regulations and any government actions that may arise from such disagreement and our failure to receive regulatory approval of our AXA Candidates for therapeutic indications or to proceed on alternate regulatory pathways to market for our AXA Candidates;
•changes in laws or regulations applicable to our products, including, but not limited to, Clinical Trial requirements for approvals of drugs or marketing of non-drug products;
•adverse developments concerning our manufacturers;
•our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•our inability to establish collaborations, if needed;
•our failure to commercialize our AXA Candidates;
•additions or departures of key scientific or management personnel;
•unanticipated serious safety concerns related to the use of our AXA Candidates;
•introduction of new products or services by our competitors;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•our ability to effectively manage our growth;
•the size and growth of our initial target markets;
•actual or anticipated variations in quarterly or annual operating results;
•our cash position;
•our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•changes in the market valuations of similar companies;
•overall performance of the equity markets;
•sales of our common stock by us or our stockholders in the future;
•trading volume of our common stock;
•adoption of new accounting standards;
•ineffectiveness of our internal controls;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•significant lawsuits, including patent or stockholder litigation;
•general political and economic conditions; and
•other events or factors, many of which are beyond our control.
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
As of September 30, 2019, our executive officers, directors and their affiliates and 5% stockholders held, in the aggregate, approximately 64.7% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may feel are otherwise in their best interests.
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
As of September 30, 2019 we had outstanding 23,098,465 shares of common stock, of which 20,851,077 shares that were subject to restrictions on transfer under 180-day lock-up arrangements with the underwriters of our IPO. These restrictions expired on November 4, 2019, resulting in the majority of these shares becoming eligible for public sale as of November 5, 2019 if they are registered under the Securities Act, or if they qualify for an exemption from registration under the Securities Act, including under Rules 144 or 701. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market with the lock-up arrangements and other legal restrictions on resale lapsed, the trading price of our common stock could decline.
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
Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:
•the timing and cost of, and level of investment in, research and development activities relating to our current and any future AXA Candidates, which will change from time to time;
•our ability to enroll subjects in Non-IND, IRB-Approved Clinical Studies or Clinical Trials and the timing of enrollment;
•the cost of manufacturing our current and any future AXA Candidates, which may vary depending on FDA guidelines and requirements, the quantity of production and the terms of our agreements with manufacturers;
•expenditures that we may incur to acquire or develop additional AXA Candidates and technologies;
•the timing and outcomes of Clinical Trials for our current AXA Candidates and any other future AXA Candidates or competing product candidates;
•competition from existing and potential future products that compete with our current AXA Candidates and any other future AXA Candidates, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•any delays in regulatory review or approval or commercialization of our current AXA Candidates or any other future AXA Candidates;
•the level of demand for our current AXA Candidates and any other future AXA Candidates, if approved, which may fluctuate significantly and be difficult to predict;
•the risk/benefit profile, cost and reimbursement policies with respect to our products, if approved, and existing and potential future products that compete with our current AXA Candidates and any other future AXA Candidates;
•our ability to commercialize our current AXA Candidates and any other future AXA Candidates inside and outside of the United States, either independently or working with third parties;
•our ability to adequately support future growth;
•potential unforeseen business disruptions that increase our costs or expenses;
•future accounting pronouncements or changes in our accounting policies; and
•the changing and volatile global economic environment.
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

Our restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:
•a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•a requirement that special meetings of stockholders be called only by a majority of the total number of authorized directors;
•advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
•a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and
•the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.
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
We may evaluate various acquisition opportunities and strategic partnerships, including licensing or acquiring complementary products, intellectual property rights, technologies or businesses. Any potential acquisition or strategic partnership may entail numerous risks, including, but not limited to:
•increased operating expenses and cash requirements;
•the assumption of additional indebtedness or contingent liabilities;
•the issuance of our equity securities;
•assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;
•the diversion of our management's attention from our existing product programs and initiatives in pursuing such a strategic merger or acquisition;
•retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;
•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and marketing approvals; and
•our inability to generate revenue from acquired technology and/or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.
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

10.1#*	Separation Agreement between the Registrant and Thomas Leggett, dated August 22, 2019.
10.2#*	Chairman and Consulting Agreement between the Registrant and the Chairman of the Board of Directors, dated August 22, 2019.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101SCH*	Inline XBRL Taxonomy Extension Schema Document.
101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith.
**	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXCELLA HEALTH INC.

Date:	November 12, 2019	By:	/s/ William R. Hinshaw, Jr.
William R. Hinshaw, Jr. President, Chief Executive Officer and Director

AXCELLA HEALTH INC.

Date:	November 12, 2019	By:	/s/ Shane Maltbie
Shane Maltbie Vice President, Corporate Finance and Interim Principal Accounting Officer