Form 10-Q
period 2020-03-31
Axcella Health Inc.
filed 2020-05-11
CIK 1633070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2020, the registrant had 23,188,816 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, or Quarterly Report, we use the following defined terms:

"product candidate" to refer to one of our investigational product candidates.

"development platform" to refer to our proprietary human-focused development platform.

"dose" to refer to the exposure amount of a product candidate in Clinical Studies or planned Clinical Trials.

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
This Quarterly Report contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•the benefits of our product candidates to health and/or disease and their commercial potential;

•the success, cost and timing of our product development activities, including statements regarding the timing of initiation and completion of preclinical studies, Clinical Studies or Clinical Trials and related preparatory work, and the timing of the availability of the results of these preclinical studies, Clinical Studies and Clinical Trials;

•our ability to obtain and maintain regulatory approval or find alternate regulatory commercialization pathways from the FDA, the European Medicines Agency, or the EMA, and other comparable regulatory authorities for our product candidates, and any related restrictions, limitations or warnings in the label of an approved product candidate;

•the financing needs and sufficiency of our funds to fund company operations and business plans through certain periods of time, including funding necessary to complete further development of our product candidates, and, if successful, commercialization of these candidates as drug or non-drug products;
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

•the effect of the COVID-19 pandemic on any of the foregoing; and

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

AXCELLA HEALTH INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)

AXCELLA HEALTH INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$75,522	$92,053
Prepaid expenses and other current assets	1,299	1,487
Total current assets	76,821	93,540
Property and equipment, net	477	608
Security deposits and other assets	284	211
Total assets	$77,582	$94,359

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,711	$1,998
Accrued expenses and other current liabilities	3,162	6,358
Current portion of long term debt	2,167	—
Total current liabilities	7,040	8,356
Long term debt, net of current portion and discount	22,820	24,897
Other liabilities	908	882
Total liabilities	30,768	34,135
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 23,607,797 shares issued and 23,188,816 shares outstanding at both March 31, 2020 and December 31, 2019	24	24
Additional paid-in capital	277,885	276,286
Treasury stock, 418,981 shares at cost	—	—
Accumulated deficit	(231,095)	(216,086)
Total stockholders' equity	46,814	60,224
Total liabilities and stockholders' equity	$77,582	$94,359
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Operations
and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$10,335	$7,563
General and administrative	4,125	3,468
Total operating expenses	14,460	11,031
Loss from operations	(14,460)	(11,031)
Other income (expense):
Interest income	257	390
Other income (expense)	(4)	—
Change in fair value of preferred stock warrant liability	—	(51)
Interest expense	(802)	(881)
Total other income (expense), net	(549)	(542)
Net loss and comprehensive loss	$(15,009)	$(11,573)
Net loss per share, basic and diluted	$(0.65)	$(2.43)
Weighted average common shares outstanding, basic and diluted	23,188,816	4,775,828
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(15,009)	$(11,573)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131	203
Stock-based compensation expense	1,599	1,137
Change in fair value of preferred stock warrant liability	—	51
Non-cash interest expense	133	153
Changes in current assets and liabilities:
Prepaid expenses and other current assets	115	(844)
Accounts payable	(286)	858
Accrued expenses and other current liabilities	(3,214)	(2,182)
Net cash used in operating activities	(16,531)	(12,197)

Cash flows from investing activities:
Purchases of property and equipment	—	(47)
Net cash used in investing activities	—	(47)

Cash flows from financing activities:
Payment of deferred offering costs	—	(465)
Proceeds from exercise of common stock options	—	12
Net cash used in financing activities	—	(453)
Net decrease in cash and cash equivalents	(16,531)	(12,697)
Cash and cash equivalents, beginning of period	92,053	79,466
Cash and cash equivalents, end of period	$75,522	$66,769

Supplemental cash flow information:
Cash paid for interest	$669	$715
Deferred offering costs included in accounts payable and accrued expenses	$—	$618
Purchases of property and equipment included in accounts payable and accrued expenses	$59	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
(in thousands, except share data)

	Redeemable convertible preferred stock		Common stock			Treasury stock			Total
	Shares	Amount	Shares	Par Value	Additional paid-in capital	Shares	Amount	Accumulated deficit	stockholders’ equity (deficit)
BALANCE - December 31, 2018	26,831,246	$197,842	5,193,915	$6	$7,290	418,981	$—	$(157,049)	$(149,753)
Exercise of common stock options			1,335		12				12
Accretion of preferred stock to redemption value		46			(46)				(46)
Stock-based compensation					1,137				1,137
Net loss								(11,573)	(11,573)
BALANCE - March 31, 2019	26,831,246	$197,888	5,195,250	$6	$8,393	418,981	$—	$(168,622)	$(160,223)

BALANCE - December 31, 2019	—	$—	23,607,797	$24	$276,286	418,981	$—	$(216,086)	$60,224
Stock-based compensation					1,599				1,599
Net loss								(15,009)	(15,009)
BALANCE - March 31, 2020	—	$—	23,607,797	$24	$277,885	418,981	$—	$(231,095)	$46,814

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
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has historically funded its operations with proceeds from sales of preferred and common stock and borrowings under a loan and security agreement. As of March 31, 2020, the Company had an accumulated deficit of $231.1 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents at March 31, 2020 will be sufficient to fund its operations for at least the next twelve months from the date of the issuance of these interim condensed consolidated financial statements.
The COVID-19 pandemic has spread globally, including to the United States and European countries, which has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and clinical site closures to non-essential care and clinical trials. Although we cannot presently predict the scope and severity of COVID-19, these developments and measures could materially and adversely affect our business, our results of operations and financial condition, particularly if the COVID-19 pandemic adversely impacts our ability to conduct and complete our ongoing Clinical Studies and planned Clinical Trials in a timely manner or at all. Additionally, potential shutdowns of government agencies such as the SEC or FDA, may limit our ability to raise capital and negatively impact our product development timelines.
The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of and for the three months ended March 31, 2020. The full extent of the future impacts of COVID-19 on our operations is uncertain. A prolonged pandemic could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete our ongoing Clinical Studies and planned Clinical Trials and other efforts required to advance the development of our EMMs.

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
Unaudited Interim Financial Information
The Company's unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 23, 2020 (the "2019 Annual Report"). The results for any interim period are not necessarily indicative of results for any future period.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2020, the results of its operations for the three months ended March 31, 2020 and 2019, its statement of stockholders’ equity for the three months ended March 31, 2020 and 2019 and its cash flows for the three months ended March 31, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of March 31, 2020, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the 2019 Annual Report.
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

Accounting Pronouncements Issued and Not Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended by various subsequently issued ASUs. The standard requires lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. Lessees are required to classify leases as either finance or operating leases. If the lease is effectively a financed-purchase by the lessee, it is classified as a financing lease, otherwise it is classified as an operating lease. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which permits entities to continue applying legacy guidance in ASC 840, Leases, including its disclosure requirements, in the comparative periods presented in the year that the entity adopts the new leasing standard. The new standard will become effective for the Company on January 1, 2021. The Company will apply the transition method permitted by ASU 2018-11. The Company is evaluating the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures and will recognize a lease obligation and right of use asset for its existing operating leases upon adoption. The Company expects to take advantage of certain available expedients by electing the transition package of practical expedients permitted within ASU 2016-02, which allows the Company to not reassess previous accounting conclusions around whether arrangements are, or contain, leases, the classification of leases, and the treatment of initial direct costs. The Company also expects to make an accounting policy election to exclude leases with an initial term of twelve months or less from the balance sheet date.
3. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Laboratory equipment	$3,511	$3,511
Leasehold improvements	597	597
Office and computer equipment	111	111
Furniture and fixtures	122	122
Property and equipment	4,341	4,341
Less: accumulated depreciation and amortization	(3,864)	(3,733)
Property and equipment, net	$477	$608
Depreciation and amortization expense for the three months ended March 31, 2020 and 2019 was $0.1 million and $0.2 million, respectively.
4. FAIR VALUE MEASUREMENTS
The following table sets forth by level, within the fair value hierarchy, financial assets measured at fair value on a recurring basis (in thousands):

	Fair value measurements at March 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$70,522	$—	$—	$70,522
Total	$70,522	$—	$—	$70,522

	Fair value measurements at December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$91,803	$—	$—	$91,803
Total	$91,803	$—	$—	$91,803
Cash equivalents are comprised of funds held in an exchange traded money market fund and the fair value of the cash equivalents is determined based upon quoted market price for that fund.
The carrying value of accounts payable and accrued expenses that are reported on the consolidated balance sheets approximate their fair value due to the short-term nature of these assets and liabilities. The carrying value of the long term debt approximates fair value as evidenced by the 2018 amendment to the Company's debt facility.
5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued employee compensation and benefits	$977	$3,109
Accrued external research and development expenses	1,129	1,799
Accrued professional fees	961	985
Other	95	465
Total accrued expenses and other current liabilities	$3,162	$6,358

6. DEBT FINANCING
Long term debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Principal amount of long term debt	$26,000	$26,000
Debt discount	(419)	(456)
Deferred financing fees	(594)	(647)
Current portion of long term debt	(2,167)	—
Long term debt, net of current portion and discount	$22,820	$24,897
In January 2018, the Company entered into a secured debt facility (the "2018 Facility"). The 2018 Facility has an interest rate equal to the LIBOR plus 8.50% per annum (10.10% as of March 31, 2020) payable monthly. The Company granted the lender a first priority security interest in all assets of the Company, excluding intellectual property and granted a negative pledge on such intellectual property.
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

For the three months ended March 31, 2020 and 2019, interest expense arising from the amortization of the debt discount and deferred financing fees was $0.1 million and $0.2 million, respectively.
Terminal Interest Fee
The Company's debt facility includes a terminal interest fee obligation totaling $1.4 million, which is due with the final principal payment of the loan and has been modified from time to time as the facilities were amended. The Company is accruing the terminal fee obligation over the term of the facility. The carrying value of the terminal interest fee was $0.9 million and $0.9 million at March 31, 2020 and December 31, 2019, respectively.
The scheduled principal maturity of the long term debt, as of March 31, 2020 is as follows (in thousands):

Year Ending December 31,
2021	$11,917
2022	13,000
2023	1,083
$26,000

7. STOCKHOLDERS' EQUITY
Redeemable Convertible Preferred Stock
Upon closing of the IPO, all outstanding redeemable convertible preferred stock converted into an aggregate of 14,641,997 shares of common stock. The holders of the Company’s preferred stock had certain voting, dividend, and redemption rights, as well as liquidation preferences and conversion privileges. All rights, preferences, and privileges associated with the preferred stock were terminated at the time of the Company’s IPO in conjunction with the conversion of all outstanding shares of preferred stock into shares of common stock.
Initial Public Offering
In May 2019, the Company issued 3,571,428 common shares at a public offering price of $20.00 per share for net proceeds of $64.5 million, after deducting underwriting discounts and commissions and other offering expenses.
2019 Stock Option and Incentive Plan
The 2019 Stock Option and Incentive Plan (the "2019 Plan") was approved by our board of directors on April 29, 2019 and became effective upon completion of the IPO. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and cash-based awards to the Company's officers, employees, directors and consultants. The number of shares initially reserved for issuance under the 2019 Plan is 905,000, which shall be cumulatively increased on January 1, 2020 and each January 1 thereafter by 4% of the number of shares of the Company's common stock outstanding on the immediately preceding December 31, or such lesser number of shares determined by the Company's board of directors or compensation committee of the board of directors. On January 1, 2020, the number of shares available for issuance under the 2019 Plan was automatically increased by 927,553 shares.
The number of shares available for future grant under the 2019 Plan was 601,721 as of March 31, 2020.

2019 Employee Stock Purchase Plan
The 2019 Employee Stock Purchase Plan (the "2019 ESPP") was approved by the Company's board of directors on April 29, 2019 and became effective upon the IPO. A total of 237,181 shares of common stock were initially reserved for issuance under this plan, which shall be cumulatively increased on January 1, 2020 and each January 1 thereafter by 1% of the number of shares of the Company's common stock outstanding on the immediately preceding December 31, or such lesser number of shares determined by the Company's board of directors or compensation committee of the board of directors. On January 1, 2020, the number of shares available to be issued under the ESPP automatically increased by 231,888 shares.
As of March 31, 2020, the total number of shares that may be issued under the ESPP was 469,069 shares. As of March 31, 2020, the initial purchase period under the ESPP has not yet commenced.
Stock Option Valuation
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. As there was no public market for its common stock prior to May 9, 2019, which was the first day of trading, and as the trading history of the Company’s common stock was limited through March 31, 2020, the Company determined the volatility for awards granted based on an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. The expected volatility has been determined using a weighted-average of the historical volatility measures of this group of guideline companies. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

The assumptions that the Company used to determine the grant-date fair value of stock options granted were as follows:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.64%	2.30% - 2.50%
Expected option life (in years)	6.11	6.25
Expected dividend yield	0%	0%
Expected volatility	72.5%	73.4%

Stock Option Activity
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding as of January 1, 2020	5,176,944	$7.35
Granted	473,090	4.15
Exercised	—	—
Canceled	(206,956)	6.75
Outstanding as of March 31, 2020	5,443,078	$7.09	8.1	$1,035
Exercisable as of March 31, 2020	2,331,934	$5.99	7.1	$1,027
Vested or expected to vest as of March 31, 2020	5,385,856	$7.05	8.0	$1,034
The intrinsic value of options exercised during the three months ended March 31, 2020 and 2019 was $0 and $0, respectively.
The weighted-average grant date fair value of the options granted during the three months ended March 31, 2020 and 2019, was $2.69 and $5.02 per share, respectively.
Restricted Stock Units
The following table summarizes the Company's restricted stock unit activity for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 1, 2020	66,801	$3.40
Granted	96,166	4.12
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2020	162,967	$3.82

Stock-based compensation expense
The following table summarizes stock-based compensation expense during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock-based compensation expense by type of award:
Time-based vesting stock options	$1,573	$1,137
Performance vesting stock options	—	—
Restricted stock units	26	—
Total stock compensation expense	$1,599	$1,137

Stock-based compensation related to stock options and unvested stock awards are classified as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$716	$482
General and administrative	883	655
Total stock compensation expense	$1,599	$1,137
As of March 31, 2020, there was $13.6 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 2.57 years and $0.6 million of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 2.74 years.
8. NET LOSS PER SHARE
Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(15,009)	$(11,573)
Accretion of redeemable convertible preferred stock	—	(46)
Net loss attributable to common stockholders	$(15,009)	$(11,619)
Denominator:
Weighted average common shares outstanding, basic and diluted	23,188,816	4,775,828
Net loss per share, basic and diluted	$(0.65)	$(2.43)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019
Redeemable convertible preferred stock (as converted to common stock)	—	14,641,997
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	—	61,235
Options to purchase common stock	5,443,078	4,573,119
Unvested restricted stock units	162,967	—
	5,606,045	19,276,351
Upon closing of the IPO, all of the redeemable convertible preferred stock converted into 14,641,997 shares of common stock. In addition, 3,571,428 shares of common stock were issued as part of the IPO.
9. RELATED-PARTY TRANSACTIONS

In August 2019, the Company entered into a consulting agreement with the Chairman of the Company's Board of Directors, to provide various consulting services to the Company. The total expense under the agreement for the three months ended March 31, 2020 was $0.1 million. As of March 31, 2020, there were no amounts payable to the Chairman for costs related to the consulting agreement.

10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for financial statement purposes occurring through May 11, 2020, the date that these condensed consolidated financial statements were issued.

* * * * * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of Axcella Health Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report, and the audited financial statements and notes included in our Annual Report on Form 10-K, filed with the SEC on March 23, 2020. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Quarterly Report, including under Item 1A. “Risk Factors” and under “Special Note Regarding Forward-Looking Statements.” In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Using our development platform, we have efficiently designed a pipeline of product candidates that are comprised of amino acids and their derivatives. These orally administered EMM compositions are designed to have multifactorial effects, and their constituents have a general history of safe use.

An overview of our current therapeutic product candidates and their current development status is illustrated below.

1.Initial Clinical Studies refers to Non-IND Clinical Studies initiated prior to a development path decision.
2.Planned Clinical Trial, contingent upon allowance by the FDA. Timing based on current expectations and subject to risks associated with the COVID-19 pandemic.
3.Indication expected to be reduction in risk of overt hepatic encephalopathy recurrence.
4.We believe that this has the potential to serve as a registrational Clinical Trial, subject to final data readout from ongoing Clinical Study and allowance by the FDA.

We have yet to make a development decision for our other product candidates, AXA2678 and AXA4010.

1.Initial Clinical Studies refers to non-IND Clinical Studies initiated prior to a development path decision. Timing of planned cohort 1 readout based on current expectations and subject to risks associated with the COVID-19 pandemic.

To date, we have funded our operations with proceeds from the sale of preferred stock, the sale of common stock in our initial public offering, or our IPO, and borrowing of debt. Through March 31, 2020, we had received gross proceeds of $197.8 million from the sale of preferred stock, gross proceeds of $71.4 million from the sale of common stock in our IPO and $26.0 million from borrowings under our loan and security agreement. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $15.0 million and $11.6 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $231.1 million. We expect to continue to incur significant expenses for at least the next several years as we continue to develop our product candidates.

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
As of March 31, 2020, we had cash and cash equivalents of $75.5 million. We believe that our existing cash and cash equivalents as of March 31, 2020 will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” To finance our operations significantly beyond that point, we will need to raise additional capital, which cannot be assured.

The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, business shutdowns, and clinical site closures to non-essential care and clinical trials. For example, our AXA1957-002 Clinical Study was temporarily suspended in March 2020 due to COVID-19 impact on our clinical trial sites. Subsequently, based on positive data in our AXA1125-003 Clinical Study announced on May 6, 2020, we decided against reinitiating AXA1957-002 and to move forward with AXA1125 as our NASH product candidate for both adult and pediatric patients. Although we cannot presently predict the full scope and severity of COVID-19, these developments and measures could materially and adversely affect our business, our results of operations and financial condition. For instance, the COVID-19 pandemic may adversely impact our ability to conduct and complete our ongoing Clinical Studies, including AXA1665-002 and AXA4010-001, or initiate our planned Clinical Trials for AXA1665 and AXA1125 under INDs in a timely manner or at all due to patient or principal investigator recruitment or availability challenges, clinical trial site shutdowns or other interruptions. Furthermore, as a result of the COVID-19 pandemic, we may also experience limitations on the quality, completeness and interpretability of data we are able to collect; we or our key third-party service providers may not be able to complete key program and product development milestones on time or at all; quarantines, shelter-in-place and similar government orders may impact personnel at third-party manufacturing facilities that negatively impact the availability or cost of materials used in our product candidates; market volatility and conditions may limit our ability to raise additional capital to finance our business plans on attractive terms or at all; our business continuity plans may not be effective at limiting operational disruptions or delays; we may suffer negative impacts to operations that may be vulnerable as a result of government or company measures taken to control the spread of COVID-19; potential shutdowns of government agencies such as the SEC or FDA may limit our ability to raise capital and negatively impact our product development timelines; the passage of new legislation may increase our operating costs or limit our operations, such as the Families First Coronavirus Response Act; we may suffer negative consequences due to vulnerabilities that may emerge as a result of our limited operations, such as a cybersecurity incident; or one of our key executives, scientists or other personnel becomes incapacitated by COVID-19.

The extent to which COVID-19 impacts our business, operations or financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, new information that may emerge concerning the severity of COVID-19 or the nature or effectiveness of actions to contain COVID-19 or treat its impact, among others. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

Components of our results of operations
Revenue
To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. If our development efforts for our product candidates are successful and result in regulatory approval or we execute license or collaboration agreements with third parties, we may generate revenue in the future from product sales, payments from collaborations or license agreements that we may enter into with third parties, or any combination thereof.
Operating expenses
Research and development expenses
Our research and development expenses consist primarily of costs incurred in connection with our research activities, including our drug discovery efforts, and the development of our product candidates, which include:
•direct external research and development expenses, including fees, reimbursed materials and other costs paid to consultants, contractors, contract manufacturing organizations, or CMOs and clinical research organizations, or CROs, in connection with our clinical and preclinical development and manufacturing activities;
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
•patent-related costs incurred in connection with filing and prosecuting patent applications; and
•facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance.

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

Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the stage of preclinical and clinical activities and development. Many factors can affect the cost and timing of our Clinical Studies and planned Clinical Trials, including, without limitation, slow patient enrollment and the availability of supplies, including as a result of the COVID-19 pandemic, and real or perceived lack of effect on biology or safety of our product candidates. In addition, the development of all of our product candidates may be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development of our product candidates.

We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our Clinical Studies and planned Clinical Trials. We may elect to discontinue, delay or modify development of some product candidates or focus on others. Any changes in the outcome of any of these variables with respect to the development of our product candidates in development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of Clinical Trials or require us to conduct additional Clinical Studies, Clinical Trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our planned Clinical Studies or Clinical Trials, including as a result of the COVID-19 pandemic, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate. Identifying potential product candidates and conducting preclinical testing, Clinical Studies and Clinical Trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. See “Risk Factors” for further discussion of these and additional risks and uncertainties associated with product development and commercialization that may significantly affect the timing and cost of our research and development expenses and our ability to obtain regulatory approval for and successfully commercialize our product candidates. We expect research and development expenses to increase as we advance existing product candidates into additional Clinical Trials and Clinical Studies and develop new product candidates.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019
The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change

Operating expenses:
Research and development	$10,335	$7,563	$2,772
General and administrative	4,125	3,468	657
Total operating expenses	14,460	11,031	3,429
Loss from operations	(14,460)	(11,031)	(3,429)
Other income (expense):
Interest income	257	390	(133)
Other income	(4)	—	(4)
Change in fair value of preferred stock warrant liability	—	(51)	51
Interest expense	(802)	(881)	79
Total other expense, net	(549)	(542)	(7)
Net loss	$(15,009)	$(11,573)	$(3,436)
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Salary and benefits-related	$4,649	$3,126	$1,523
Clinical research and outside services	4,633	3,446	1,187
Facility related and other	1,053	991	62
Total research and development expenses	$10,335	$7,563	$2,772

The increase of $1.5 million in salary and benefits-related costs resulted from our hiring of additional personnel in research and development to support our development programs. Clinical research and outside services costs increased by $1.2 million due to greater costs associated with the advancement of our product candidates and Clinical Studies.

General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Salary and benefits-related	$2,509	$2,405	$104
Other contract services and outside costs	1,346	900	446
Facility related and other	270	163	107
Total general and administrative expenses	$4,125	$3,468	$657

Salary and benefits-related costs increased by $0.1 million as a result of increased headcount in connection with becoming a public company. Other contract services and outside costs increased by $0.4 million, driven by increases of $0.2 million in professional fees, largely as a result of activities related to becoming a public company, and $0.2 million in consulting expense.
Other Income (Expense), net
Other income (expense), net was a net expense of $0.5 million for the three months ended March 31, 2020, compared to a net expense of $0.5 million for the three months ended March 31, 2019. The activity in other expense for the current year compared to the prior year included a decrease in interest income of $0.1 million, offset by a decrease of $0.1 million for interest expense related to borrowings under our loan and security agreement.
Liquidity and Capital Resources
Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock, the sale of common stock in our IPO and borrowings under our loan and security agreement.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash used in operating activities	$(16,531)	$(12,197)
Cash used in investing activities	—	(47)
Cash used in financing activities	—	(453)
Net decrease in cash and cash equivalents	$(16,531)	$(12,697)

Operating Activities
During the three months ended March 31, 2020, operating activities used $16.5 million of cash and cash equivalents, resulting from our net loss of $15.0 million, partially offset by net non-cash charges of $1.9 million, primarily consisting of stock-based compensation expense, and net cash used by changes in our operating assets and liabilities of $3.4 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2020 consisted primarily of a $3.5 million decrease in accounts payable and accrued expenses and other current liabilities and a $0.1 million increase in prepaid expenses and other current assets. The decreases in accounts payable and accrued expenses and other current liabilities were primarily due to the timing of ongoing research and development activities and the payment of 2019 incentive bonuses during the three months ended March 31, 2020. The increase in prepaid expenses and other current assets was primarily due to increased prepayments for research and development costs.
During the three months ended March 31, 2019, operating activities used $12.2 million of cash and cash equivalents, primarily resulting from our net loss of $11.6 million, an increase in prepaid expense of $0.8 million and a decrease in accrued expense of $2.2 million. This was partially offset by non-cash charges, including stock-based compensation expense of $1.1 million, depreciation expense of $0.2 million and an increase in accounts payable of $0.9 million.
Investing Activities
During the three months ended March 31, 2020, there were no investing cash inflows or outflows. Net cash used in investing activities for the three months ended March 31, 2019 consisted of the purchase of capital equipment during the period.
Financing Activities
During the three months ended March 31, 2020, there were no financing cash inflows or outflows.
During the three months ended March 31, 2019, net cash used in financing activities was $0.5 million, which primarily consisted of payments of IPO offering costs.
Loan and Security Agreement
At March 31, 2020, we had $26.0 million in outstanding long-term debt pursuant to our loan and security agreement. Upon completion of the IPO in May 2019, the interest-only period was extended through January 2021 and the maturity date was extended to January 2023. Monthly principal payments of $1.1 million will commence February 2021 for 24 months. The terminal interest fee of 5.35%, or $1.4 million, is due with the final principal payment of the loan. We granted the lender a first priority security interest in all of our assets, excluding intellectual property and ranted a negative pledge on such intellectual property. There are no financial covenants under our loan and security agreement.

Funding Requirements
We believe that our existing cash and cash equivalents as of March 31, 2020 will be adequate to fund our operating expenses, capital expenditure requirements and debt service obligations through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance existing product candidates into additional Clinical Trials and Clinical Studies and develop new product candidates. Our cash requirements depend on numerous factors, including, without limitation, expenditures in connection with our research and development programs, including with respect to the timing and progress of Clinical Trials, Clinical Studies and preclinical development activities; payments to CROs, CMOs and other third-party providers; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our ability to raise additional equity or debt financing; potential repayments of our long-term debt; and our ability to enter into collaboration or license agreements and our receipt of any upfront, milestone or other payments thereunder. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. See “Risk Factors” for further discussion of these and additional risks and uncertainties that may significantly affect the timing and amount of expenditures of our capital resources.
We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, strategic alliances and marketing and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all, including as a result of market volatility following the COVID-19 pandemic. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. We also intend to continue to evaluate options to refinance our outstanding long-term debt. The amounts involved in any such transactions, individually or in the aggregate, may be material.
Critical Accounting Policies and Use of Estimates
Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. There have been no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 23, 2020.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Not applicable.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2020 were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material change to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effect of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.
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
We are a biotechnology company with a limited operating history. Investment in product development in the healthcare industry, including of biotechnology products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and/or become commercially viable. To date, our product candidates have been or are currently being studied in Clinical Studies as food products. Subject to the successful completion of and supportive data from AXA1665-002, our ongoing Clinical Study of AXA1665, and positive feedback and allowance by FDA for our AXA1665 and AXA1125 programs, we plan to pursue future development of AXA1665 and AXA1125 in Clinical Trials enabled by IND applications. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2008. Our net loss was $15.0 million for the three months ended March 31, 2020 and $59.0 million for the year ended December 31, 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $231.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates in Clinical Studies, Clinical Trials for any product candidate we elect to develop as a drug product candidate under an IND and as we seek regulatory approvals, as necessary, for and commercialize our product candidates, if approved. We anticipate that our expenses will increase substantially if, and as, we:
•conduct preclinical studies, Clinical Studies, and for those product candidates that we elect to develop as therapeutics, Clinical Trials or their equivalent in non-U.S. jurisdictions;
•incur setbacks or delays to the initiation or completion of preclinical studies, product development, Clinical Studies and/or Clinical Trials due to the COVID-19 pandemic;
•further develop our proprietary human-focused product development platform;
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
•incur any disruption or delays to the supply of our product candidates due to the COVID-19 pandemic;
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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts for our current and future programs: to conduct further research and development, preclinical studies, Clinical Studies and/or Clinical Trials for any product candidates we elect to develop as a drug product candidate under an IND; to validate the manufacturing process and specifications for our product candidates; to seek regulatory approvals for or identify alternate regulatory pathways to market for our product candidates; and to launch and commercialize any products for which we receive regulatory approval or identify an alternate regulatory pathway to market, including potentially building our own commercial organization. As of March 31, 2020, we had $75.5 million of cash and cash equivalents on hand. Based on our current operating plan, we believe that our existing cash and cash equivalents, will enable us to fund our operating expenses, capital expenditure requirements and debt service obligations through at least the next 12 months. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from our expectations, and we will in any event require additional capital in order to complete clinical development of any of our current product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
•any setbacks or delays to the initiation or completion of preclinical studies, Clinical Studies and/or Clinical Trials due to the COVID-19 pandemic;
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
•the cost of establishing, maintaining and overseeing a quality system compliant with GCP (quality regulations, guidance and standards applicable to oversight of Clinical Trials, if any);

•the costs of establishing, maintaining and overseeing a quality system compliant with current Good Manufacturing Practice, or cGMP, and other quality standards applicable to non-drug and drug product development and a supply chain for the development and manufacture of our product candidates;
•any disruption or delays to the supply of our product candidates due to the COVID-19 pandemic;
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
We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product revenue or, if we were to enter into third-party agreements, royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders' rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible into or exchangeable for common stock, your ownership interest will be diluted. If we raise additional capital through debt financing, we would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring or licensing intellectual property rights. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline, causing you to lose all or part of your investment.

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
We may experience delays in completing our preclinical studies and initiating or completing Clinical Studies and, for those product candidates that we decide to develop as drug product candidates, Clinical Trials. We also may experience numerous unforeseen events during, or as a result of, any future Clinical Studies or Clinical Trials that we may conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including, but not limited to:
•unforeseen events or events over which we have little to no control, such as the COVID-19 pandemic, can cause execution delays for our Clinical Studies or Clinical Trials, and issues related to the quality, completeness and interpretability of our data that could result in significant delays or additional costs and impact development plans for our product candidates;
•we may be unable to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of Clinical Trials for therapeutic indications for any drug product candidates or the marketing of our products as non-drug products;
•the FDA may not allow us to use data from our Clinical Studies to support a late-phase IND Clinical Trial or an IND Clinical Trial of any phase for AXA1665, AXA1125 or any other product candidate we decide to develop as a drug product candidate instead of a non-drug product candidate;

•the FDA or other regulatory authorities may disagree with the design, implementation or results of our Clinical Studies or Clinical Trials, which may delay or prevent us from pursuing certain regulatory pathways for product developments, or require us to submit additional data such as long-term toxicology studies or impose other requirements before permitting us to initiate or complete a Clinical Trial of any phase. For example, the FDA could require that we terminate a Clinical Study for a product candidate and continue such study only under an IND, and we may not be able to obtain such an IND, if at all, or we may be subject to an enforcement action for conducting a Clinical Study not under an IND. Additionally, although we hope to use data from Clinical Studies that we have completed or are currently conducting for AXA1665 and AXA1125 to support initial Clinical Trials in late phases (Phase 2 or registrational trials), the FDA may not authorize us to pursue a Clinical Trial for one or more of these product candidates in a late phase or at all;
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
We could also encounter delays if a preclinical study, Clinical Study or Clinical Trial is suspended or terminated for any reason. Interruptions or suspensions of Clinical Studies or Clinical Trials related to the COVID-19 pandemic could result in issues related to the quality, completeness and interpretability of the data from such Clinical Studies or Clinical Trials or otherwise result in delays or increased costs in our development plans. A suspension or termination may be imposed due to a number of factors, including failure to conduct the Clinical Study or Clinical Trial in accordance with regulatory requirements or our clinical protocols, inspection of the Clinical Study or Clinical Trial operations or trial site by the FDA, comparable foreign regulatory authorities or IRB resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, including death of a study subject, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful or legally permissible endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the Clinical Study or Clinical Trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of Clinical Studies or Clinical Trials may also ultimately lead to the denial of regulatory approval of our product candidates for therapeutic indications, where applicable, or the failure to meet applicable regulatory requirements to support and commercialize non-drug products. Further, the FDA or comparable foreign regulatory authorities may disagree with our Clinical Study or Clinical Trial design and our interpretation of data from these clinical studies or trials, or may change the requirements for regulatory approval of a drug even after they have reviewed and commented on the design for our preclinical studies, Clinical Studies or Clinical Trials.
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

We are early in our development efforts and we have not initiated Clinical Trials for any of our product candidates to allow for development of such candidates as drug product candidates. In addition, as an organization, we have not yet commenced or completed any Clinical Trials. We recently completed our AXA1125-003 Clinical Study of AXA1125 and AXA1957 and plan to conduct a Clinical Trial of AXA1125 for NASH subject to allowance by the FDA. Pending completion of our ongoing Clinical Study of AXA1665, subject to supportive data and allowance by FDA, we plan to conduct Clinical Trials of AXA1665 for OHE. AXA4010 is currently being studied as a non-drug product under food regulations in an ongoing Clinical Study, although the ultimate pathway under which we will develop AXA4010, AXA2678 and future other product candidates is subject to change depending on a number of factors. We were formed in 2008, have no products approved for commercial sale as drugs or marketed via other regulatory pathways (e.g., non-drug products such as dietary supplements) and have not generated any revenue from product sales. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur.

Our limited operating history may make it difficult to evaluate our technology and industry and predict our future performance. Specifically, to date we have conducted Clinical Studies for our product candidates to evaluate safety and tolerability and impact on normal structure and function only in healthy subjects or subjects with certain disease conditions. For product candidates we develop under an IND with patient populations reflecting the desired indication for such product candidate, the physiological structure and function data we observed in our Clinical Studies for such product candidate may not be replicated in or be consistent with results from Clinical Trials and such product candidate may not meet therapeutic efficacy endpoints in Clinical Trials. For instance, while we recently announced positive top-line data in our AXA1125-003 Clinical Study, including reductions in liver fat content and markers of fibroinflammation, such results may not be replicated in larger Clinical Trials.
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
For any product candidate that we plan to develop as drug product candidates under future IND-enabled Clinical Trials, such as AXA1665 and AXA1125, our business and future success will depend on our ability to obtain regulatory approval of and then successfully launch and commercialize such product candidate as a drug targeting a disease. Any future Clinical Trials of AXA1665, AXA1125 and any other product candidates that we decide to develop as drug product candidates may experience delays or other complications in Clinical Trial execution, such as complexities surrounding regulatory clearance to initiate Clinical Trials, the need for additional preclinical data to support authorization to proceed with Clinical Trials, modifications in trial design and trial protocols, bioanalytical assay method development, dose level and regimen selection, patient recruitment and enrollment, quality and supply of clinical doses or safety issues. Additionally, even if additional preclinical studies, Clinical Studies or Clinical Trials are successfully executed, there is no guarantee that their results will confirm or be consistent with the results obtained from prior completed preclinical studies, Clinical Studies or Clinical Trials for our product candidates.
The product candidates that we decide to develop as drug product candidates will require significant additional development, including preclinical and clinical development, regulatory review or approval in the jurisdictions that we target for commercialization, substantial investment, access to sufficient validated and cGMP-compliant commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, if AXA1665, AXA1125, or our other drug product candidates encounter safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, our development plans, including for our other product candidates, and our business would be significantly harmed.
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
•Clinical Trial results may show any drug product candidate to be less effective than expected (e.g., a Clinical Trial could fail to meet its primary endpoint(s) or to have unacceptable side effects or toxicities);
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
•factors we may not be able to control, such as potential pandemics that may limit subject, principal investigator or staff and clinical site availability (e.g. the COVID-19 pandemic); and
•the risk that subjects or patients enrolled in Clinical Studies or Clinical Trials will drop out of the Clinical Studies or Clinical Trials before completion.
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
Delays in subject or patient enrollment or Clinical Study or Clinical Trial delays may result in increased costs or may affect the timing or outcome of our planned Clinical Studies or future Clinical Trials, which could prevent their completion or otherwise may negatively impact the quality, completeness and interpretability of data that we are able to collect and adversely affect our ability to advance the development of our product candidates.
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
We face an inherent risk of product liability as a result of testing our product candidates in Clinical Studies and, if we decide to develop any product candidates as a drug product candidate, Clinical Trials, and will face an even greater risk if we commercialize any products. For example, we may be sued, or claims may be made against us, if our informed consents for subjects or patients in any Clinical Studies or Clinical Trials are or are alleged to be inadequate or inaccurate in any way or fail to fully inform subjects or patients of any potential risks involved with their participation or other material or required information. We may also be sued, or claims may be made against us, if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during Clinical Studies, Clinical Trials, manufacturing, marketing or after sale. Any such product liability claims may include, without limitation, allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, marketing or promotional claims or a breach of warranties. Claims could also be asserted under state consumer protection or other statutes or regulations. If we cannot successfully defend ourselves against product liability claims or any other claims related to our products, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims could have a material adverse effect on our business and operations, and may result in, among other things:
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

Our projections of both the non-drug and drug market sizes we may target and the incidence and prevalence of our target populations are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, input from key opinion leaders, patient foundations or secondary market research databases, and other sources and may prove to be incorrect. Further, new studies may change the estimated market sizes or the incidence or prevalence of target diseases we may target with potential drug product candidates. For those product candidates we develop under an IND, regulatory approvals may include limitations for use or contraindications that decrease the addressable patient population. The number of subject individuals may turn out to be lower than expected. Additionally, the potentially addressable patient population for our drug product candidates may be limited or may not be amenable to treatment with such product candidates. For instance, we estimate that there are approximately 500,000 U.S. patients with covert or overt hepatic encephalopathy, representing a market of up to $1 billion, and there are greater than 15 million U.S. patients with NASH (and growing), representing a market that is expected to grow to at least $8 billion by 2027. Even if we obtain significant market share for our product candidates, because certain potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications for drugs or expanding the target market size for non-drug products.

We are early in our development efforts and may not be successful in our efforts to use our development platform to build a successful pipeline of product candidates and develop marketable products.
We are developing our product candidates with our development platform to reprogram metabolism and maintain and restore metabolic health and have decided to pursue development of some of our product candidates as potential therapeutics under IND subject to completion of any ongoing Clinical Studies, supportive data and agreement with the FDA. However, our development platform has not yet led, and may never lead, to marketable drug or non-drug products. We are developing our initial product candidates in liver and blood. We may have problems applying our technologies to these and other future target areas, and our product candidates may not demonstrate a comparable ability in supporting or maintaining health or treating disease, where applicable. Even if we are successful in identifying additional product candidates, they may not be suitable for clinical development as a result of limited efficacy, unacceptable safety profiles or other characteristics that indicate that they are unlikely to be products that will receive marketing approval or achieve market acceptance. The success of our product candidates will depend on several factors, including the following:

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
In addition, there are additional companies that are working on modulating specific metabolic pathways involved in various health and disease conditions, although we are not aware of any company creating products targeting metabolic multifactorial activity for the same indications and targets as us, Entrinsic Biosciences, Inc. is developing amino acid combinations to treat gastrointestinal disorders and other conditions associated with dysfunctional transport membrane proteins. Entrinsic Biosciences has disclosed plans to file an IND for NET Carcinoid Syndrome Diarrhea in 2020 and has a pipeline of other product candidates in preclinical and discovery programs targeting cystic fibrosis, iron dysregulation, tumor regression, atopic dermatitis and wound healing. Companies with clinical programs that could compete with our current pipeline of product candidates include Akero Therapeutics, Inc., Bausch Health, Bristol-Myers Squibb Co., Esperion Therapeutics, Inc., Genfit SA, Gilead Sciences, Inc., Intercept Pharmaceuticals, Inc., Kaleido Biosciences, Inc., Madrigal Pharmaceuticals, Inc., Mallinckrodt plc, NGM Biopharmaceuticals Inc., Novartis AG, Scholar Rock Holding Corporation, and Viking Therapeutics, Inc., among others.
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
•any impacts to market health as a result of COVID-19;
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
As of March 31, 2020, we had 69 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including, but not limited to:

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
Our current operations are located in Massachusetts. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, including any potential effects from COVID-19, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Natural disasters or pandemics such as the COVID-19 pandemic could further disrupt our operations, and have a material and adverse effect on our business, financial condition, results of operations and prospects. For example, we have instituted a temporary work from home policy for non-essential office personnel and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure our investors that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities or the manufacturing facilities of our third-party contract manufacturers are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

If we lose key management personnel, or if we are unable to recruit additional highly skilled personnel, our ability to identify and develop new or next generation product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.
Our ability to compete in the highly competitive biotechnology industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on our management, scientific and medical personnel, including David Epstein, our Chairman of the board of directors, William Hinshaw, our Chief Executive Officer and President, Shreeram Aradhye, M.D., our Executive Vice President and Chief Development Officer, Manu Chakravarthy, M.D., Ph.D., our Chief Medical Officer and Senior Vice President of Clinical Development, Laurent Chardonnet, our Senior Vice President, Chief Financial Officer, Heidy King-Jones, J.D., LL.M., our Senior Vice President of Legal, General Counsel, Stephen Mitchener, PharmD, our Chief Business Officer and Senior Vice President, Paul Fehlner, J.D., Ph.D., our Chief Intellectual Property Officer and Senior Vice President, Tony Tramontin, Ph.D., our Chief Scientific Officer and Senior Vice President of Research and Development. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.
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
Our operations, and those of our CROs, contract manufacturing organizations, or CMOs, manufacturers of the raw materials used in our product candidates and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics, including the current global spread of COVID-19, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. For our Clinical Studies, we rely on third-party manufacturers to produce our product candidates, on CROs for conducting various portions of such studies and on various consultants throughout the study process. For materials to be used in any future Clinical Trials, we plan to rely on an external CMO for the entire manufacturing supply chain and plan to continue using CROs and consultants in connection with conducting such trials. Our ability to obtain supplies of our product candidates and services from CROs and consultants could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

COVID-19 may materially and adversely affect our business and our financial results.
The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and clinical site closures to non-essential care and clinical trials. For example, our AXA1957-002 Clinical Study was temporarily suspended in March 2020 due to COVID-19 impact on our clinical trial sites. Subsequently, based on positive data in our AXA1125-003 Clinical Study announced on May 6, 2020, we decided against reinitiating our AXA1957-002 Clinical Study and to move forward with AXA1125 as our NASH product candidate for both adult and pediatric patients. Although we cannot presently predict the full scope and severity of COVID-19, these developments and measures could materially and adversely affect our business, our results of operation and financial condition. For instance, the COVID-19 pandemic may further adversely impact our ability to conduct and complete our ongoing Clinical Studies, including AXA1665-002 and AXA4010-001, or initiate our planned Clinical Trials for AXA1665 and AXA1125 under INDs in a timely manner or at all due to patient or principal investigator recruitment or availability challenges, clinical trial site shutdowns or other interruptions. Furthermore, we may also experience potential limitations on the quality, completeness and interpretability of data we are able to collect. For instance, on May 7, 2020, a subject death was reported as a result of COVID-19 by one of our principal investigators in our ongoing AXA1665-002 Clinical Study. This serious adverse event and any others that may result from COVID-19, may impact the quality, completeness and interpretability of the data that we are able to collect. In addition, as a result of the COVID-19 pandemic, we or our key third-party service providers may be not able to complete key program and product development milestones on time or at all; quarantines, shelter-in-place and similar government orders may impact personnel at third-party manufacturing facilities that negatively impact the availability or cost of materials used in our product candidates; market volatility and conditions may limit our ability to raise additional capital to finance our business plans on attractive terms or at all; our business continuity plans may not be effective at limiting operational disruptions or delays; we may suffer negative impacts to operations that may be vulnerable as a result of government or company measures taken to control the spread of COVID-19; potential shutdowns of government agencies such as the SEC or FDA may limit our ability to raise capital and negatively impact our product development timelines; the passage of new legislation may increase our operating costs or limit our operations, such as the Families First Coronavirus Response Act; we may suffer negative consequences due to vulnerabilities that emerge as a result of our limited operations, such as a cybersecurity incident; or one of our key executives, scientists or other personnel may become incapacitated by COVID-19.
The extent to which COVID-19 impacts our business, operations or financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, new information that may emerge concerning the severity of COVID-19 or the nature or effectiveness of actions to contain COVID-19 or treat its impact, among others. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operation and financial condition.

Our internal computer systems, or those used by our CROs, CMOs or other contractors or consultants, may fail or suffer security breaches.
Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of data from any future Clinical Trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely on third parties for the manufacture of our product candidates, and to conduct Clinical Studies, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates, could be delayed.
Regulatory authorities globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the European Union adopted a new regulation governing data practices and privacy called the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR applies to any company that collects and uses personal data in connection with offering goods or services to individuals in the European Union or the monitoring of their behavior. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase the cost of providing our product candidates, if approved, or even prevent us from offering our product candidates,, if approved, in certain jurisdictions.
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
As of December 31, 2019, we had U.S. federal and state net operating loss, or NOL, carryforwards of $192.1 million and $188.3 million, respectively. These amounts begin to expire in 2030. The federal net operating losses generated in 2018 and 2019 can be carried forward indefinitely. As of December 31, 2019, we also had U.S. federal and state research and development tax credit carryforwards of $6.1 million and $2.3 million, respectively, both of which expire at various dates through 2039. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively. While federal NOLs generated after December 31, 2017 will not be subject to expiration, they generally may not be carried back to prior taxable years except that, under the ‘‘Coronavirus Aid, Relief, and Economic Security Act,’’ net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Additionally, for taxable years beginning after December 31, 2020, the deductibility of federal net operating losses generated in taxable years beginning after December 31, 2017 is limited to 80% of our taxable income in such year (after taking into account utilization of NOLs generated in taxable years beginning before January 1, 2018), where taxable income is determined without regard to the NOL deduction itself. In addition, in general, under Sections 382 and 383 of the Code, and corresponding provisions of state law, a corporation that undergoes an ‘‘ownership change’’ is subject to limitations on its ability to utilize its pre-change NOL carryforwards or tax credits, or Credits, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs or Credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in connection with this offering, our ability to utilize NOLs or Credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOL carryforwards or Credits if we undergo a future ownership change. Our NOLs or Credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or Credits. Furthermore, our ability to utilize our NOLs or Credits is conditioned upon our attaining profitability and generating U. S. federal and state taxable income. We have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future; and therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOLs or Credits.

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
As of March 31, 2020, we had cash and cash equivalents of $75.5 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since March 31, 2020, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
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
We are early in our development efforts and have invested substantially all of our efforts and financial resources in the identification and early clinical development of product candidates, including in Clinical Studies and preclinical studies. To date, we have not marketed or commercialized products and have not yet commenced any Clinical Trials with our drug product candidates (i.e. AXA1665 or AXA1125). Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a marketable product. The success of our product candidates will depend on several factors, including the following:

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
•overcoming any delays or interruptions to our supply chain, Clinical Studies or Clinical Trials as a result of the COVID-19 pandemic;
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

In prior or future studies or trials of our product candidates, we may have or will expressly or implicitly characterize or classify such candidates as encompassed within a specific regulatory scheme (e.g., as foods or dietary supplements). Regulatory authorities may not agree with the regulatory classification of the product candidates used in our Clinical Studies or any subsequent classification of such candidates prior to commercialization. To date, we have had a pre-IND meeting and Type C meeting with FDA regarding our AXA1665 program and have not discussed the development of our other product candidates evaluated in Clinical Studies or our utilization of specific regulatory pathways for our other product candidates with the FDA or comparable foreign regulatory authorities and any such regulator may not agree with our current activities or future approach or plans for further development. The FDA may determine that our product candidates are not safe or appropriate for use in Clinical Studies or are not governed by food regulations and therefore may classify any of our product candidates as being ineligible for investigation in Clinical Studies without an IND. The FDA or other regulatory authorities may also take enforcement action, or otherwise delay or prevent further development or commercialization of our product candidates.

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
Our product candidates are in both preclinical and clinical (non-IND) stages of development, and their risk of failure is high. To proceed with our development plans and ultimately commercialization, we may need to conduct and meet regulatory requirements for preclinical, Clinical Studies or, for drug product candidates, Clinical Trials. For therapeutic applications, the FDA may require additional extensive preclinical and other studies. We cannot be certain of the timely completion or outcome of our preclinical testing and studies, including as a result of the COVID-19 pandemic, and cannot predict if the FDA or comparable foreign regulatory authorities will accept our proposed clinical programs, including our Clinical Studies and future Clinical Trials, if any, including their design, dose level, and dose regimen, or if the outcome of our preclinical testing, Clinical Studies or Clinical Trials, if any, will ultimately support the subsequent development of our clinical programs for therapeutic indications or non-drug applications. As a result, we cannot be sure that we will be able to submit INDs or similar applications in the case of drug product candidates or comply with any other regulatory requirements where necessary for commercialization and marketing of drugs or non-drug products on the timelines we expect, if at all. We cannot be sure that submission of INDs or similar applications, where necessary, or other regulatory required submissions for our product candidates will result in the FDA or comparable foreign regulatory authorities allowing our Clinical Studies or Clinical Trials to begin, be completed or have their data used to support commercialization and required regulatory approvals. We also cannot be certain if our testing and studies will provide support for the further development of product candidates as non-drug products or support for any associated product claims made, and, as a result, we cannot be sure that we will be able to successfully pursue alternative regulatory pathways to commercialization any of our product candidates as non-drug products.

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
•Federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false, fictitious or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to "cause" the submission of false or fraudulent claims. The FCA also permits a private individual acting as a "whistleblower" to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery.A claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the federal civil False Claims Act.

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

The failure to comply with any of these laws or regulatory requirements subjects entities to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, reputational harm, exclusion from participation in federal and state funded healthcare programs (such as Medicare and Medicaid), contractual damages and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management's attention from the operation of the company's business. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the ACA was passed, which substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D.

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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, two percent per fiscal year through 2030, due to subsequent legislative amendments, unless Congress takes additional action. However, the Medicare sequester reductions under the Budget Control Act will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration's budget for fiscal years 2019 and 2020 and the administration’s budget proposal for fiscal 2021 contain further drug price control measures that could be enacted during the 2020 legislative session or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a "Blueprint" to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option to use step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2019. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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
We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the European Union, the pricing of pharmaceutical products is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of product candidates. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future healthcare reform measures.
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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, development platform and other technologies we may develop. We seek to protect our proprietary position by filing patent applications in the United States and abroad relating to our product candidates and development platform, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. As of March 31, 2020, we have four granted patents covering certain of our product candidates, and we have filed or intend to file patent applications on our product candidates, certain aspects of our development platform and other technology; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.
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
Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned patents. With respect to our patent portfolio, as of March 31, 2020 our product candidate-related patent portfolio consists of 19 patent families, including four granted U.S. patents, 18 U.S. pending patent applications (including provisional applications) and 172 owned pending patent applications in jurisdictions outside of the United States (including Patent Cooperation Treaty applications) that, in many cases, are counterparts to the foregoing U.S. patents and patent applications, which include claims directed to compositions, methods of use, treatment of indications, dosing, formulations and methods of manufacturing. With respect to owned intellectual property, we cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.
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

Third-party claims of intellectual property infringement, misappropriation or other violation against us or our collaborators may prevent or delay the development and commercialization of our product candidates, development platform technologies and other technologies.
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
We have limited capabilities for product development and do not yet have any capability for sales, marketing or distribution. Accordingly, we may need to enter into relationships with other companies to provide us with important technologies, services and resources and we may receive additional technologies and funding under these and other collaborations in the future. Relationships we enter into may pose a number of risks, including the following:

•third parties have, and future third-party collaborators may have, significant discretion in determining the efforts and resources that they will apply;
•third parties may not perform their obligations as expected, including as a result of impacts due to the COVID-19 pandemic;
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

We rely on third parties to conduct our Clinical Studies and will rely on third parties to conduct any Clinical Trials for any product candidate that we decide to develop as a drug product candidate and to assist us in meeting the regulatory requirements applicable to development and marketing of our products. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize any potential product candidates.
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
Any parties conducting our Clinical Studies or planned Clinical Trials, if any, generally will not be our employees and, except for remedies that may be available to us under our agreements with the third parties conducting such Clinical Studies or Clinical Trials, if any, we cannot directly control whether or not they devote sufficient time and resources to our ongoing preclinical and clinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting Clinical Studies or Clinical Trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, such as due to the impacts of the COVID-19 pandemic, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our Clinical Studies and Clinical Trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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
Our product candidates require certain specialty raw materials, including significant quantities of amino acids, some of which we may obtain from third-party small companies with limited resources and experience to support a commercial product. The suppliers may be ill-equipped to support our needs, especially in non-routine circumstances like an FDA or foreign regulatory inspection or medical crisis, such as widespread contamination. Additionally, our suppliers may fail inspections or have other compliance issues with regulatory authorities that, even if unrelated to our supply chain and materials, may impact or cause delays in their ability to deliver agreed upon supplies in a timely manner which can have negative impacts on our business plans, including delays in initiating or continuing Clinical Studies or Clinical Trials. We do not currently have supply contracts in place with all of the suppliers that we may need at any point in time in the future, and if needed, may not be able to contract with them on acceptable terms or at all, in particular for large quantities of pharmaceutical grade raw materials, including amino acids. Accordingly, we may experience delays in receiving key raw materials to support clinical or commercial manufacturing. Additionally, although we are not aware of any impact to date, it is possible that our third party suppliers and manufacturers may be negatively impacted by the COVID-19 pandemic and developments, which, among other things, could limit our product candidate supply availability, and, depending on extent and scope of impact, could result in delays to our ongoing Clinical Studies or planned Clinical Trials.
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
Our manufacturing process may be susceptible to manufacturing issues associated with interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error and variability in product characteristics. Even minor deviations from normal manufacturing processes at our third-party manufacturers could result in reduced production yields, lot failures, product defects, product recalls, product liability claims and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, production at such manufacturing facilities may be interrupted for an extended period of time to investigate and remedy the contamination. Further, as product candidates are developed through preclinical studies, Clinical Studies and/or Clinical Trials toward approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to scale-up and optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of Clinical Studies or any future Clinical Trials.

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

In reliance on third parties, we have experience manufacturing our product candidates only for purposes of our ongoing and completed Clinical Studies, have limited experience manufacturing our product candidates for Clinical Trials and have not yet conducted a Clinical Trial. We similarly have limited experience with the manufacturing requirements for non-drug products at a commercial scale. In the future, we may develop internal manufacturing capacity in part by expanding our own facilities or building additional facilities. This activity will require substantial additional funds and we would need to invest such funds in creating the proper manufacturing infrastructure and to hire and train a significant number of qualified employees to staff these facilities. We may not be able to develop cGMP-compliant manufacturing facilities that are adequate to produce materials for additional later-stage Clinical Studies, Clinical Trials or commercialization, which may materially and adversely affect our business.
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
As of March 31, 2020, our executive officers, directors and their affiliates and 5% stockholders held, in the aggregate, approximately 64.7% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may feel are otherwise in their best interests.

We are an emerging growth company as well as a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to us will make our common stock less attractive to investors.
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

The rules and regulations applicable to public companies have substantially increased and may further increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•any potential impact of COVID-19 on our business and operations, including with respect to our supply chain, ongoing Clinical Studies and planned Clinical Trials;
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
•expenditures that we may incur to acquire or develop additional product candidates we develop as therapeutics and technologies;
•the timing and outcomes of any future Clinical Trials for product candidates and any other future product candidates or competing product candidates;
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
Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) will be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws; (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (v) any action asserting a claim governed by the internal affairs doctrine, which we refer to as the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to an alternative forum, the United States District Court for the District of Massachusetts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, which we refer to as the Federal Forum Provision. We have chosen the United States District Court for the District of Massachusetts as the exclusive forum for such Securities Act causes of action because our principal executive offices are located in Cambridge, Massachusetts. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision.

The forum selection clauses in our amended and restated bylaws may limit our stockholders' ability to obtain a favorable judicial forum for disputes with us. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the United States District Court for the District of Massachusetts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

3.2*	Amended and Restated Bylaws of Registrant, as amended on May 4, 2020.
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

10.1#*	Employment Agreement between the Registrant and Manu Chakravarthy, dated December 29, 2018.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101SCH*	Inline XBRL Taxonomy Extension Schema Document.
101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith.
**	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXCELLA HEALTH INC.

Date:	May 11, 2020	By:	/s/ William R. Hinshaw, Jr.
William R. Hinshaw, Jr. President, Chief Executive Officer and Director

AXCELLA HEALTH INC.

Date:	May 11, 2020	By:	/s/ Laurent Chardonnet
Laurent Chardonnet Senior Vice President and Chief Financial Officer