Form 10-Q
period 2020-06-30
Axcella Health Inc.
filed 2020-08-05
CIK 1633070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2020, the registrant had 36,446,872 shares of common stock, $0.001 par value per share, outstanding.

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

•the success, cost and timing of our product development activities, including statements regarding the timing of initiation and completion of preclinical studies, Clinical Studies or Clinical Trials and related preparatory work, and the timing of the availability of the results of these preclinical studies, Clinical Studies and Clinical Trials, including our planned IND submissions and Clinical Trials for AXA1125 and AXA1665;

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

AXCELLA HEALTH INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)

AXCELLA HEALTH INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$121,326	$92,053
Prepaid expenses and other current assets	2,865	1,487
Total current assets	124,191	93,540
Property and equipment, net	357	608
Security deposits	—	211
Total assets	$124,548	$94,359

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,634	$1,998
Accrued expenses and other current liabilities	3,930	6,358
Current portion of long term debt	5,417	—
Total current liabilities	10,981	8,356
Long term debt, net of current portion and discount	19,659	24,897
Other liabilities	945	882
Total liabilities	31,585	34,135
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 36,666,227 and 23,607,797 shares issued and 36,247,246 and 23,188,816 shares outstanding at June 30, 2020 and December 31, 2019, respectively	37	24
Additional paid-in capital	337,913	276,286
Treasury stock, 418,981 shares at cost	—	—
Accumulated deficit	(244,987)	(216,086)
Total stockholders' equity	92,963	60,224
Total liabilities and stockholders' equity	$124,548	$94,359
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Operations
and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$8,565	$9,343	$18,900	$16,906
General and administrative	4,619	4,728	8,744	8,196
Total operating expenses	13,184	14,071	27,644	25,102
Loss from operations	(13,184)	(14,071)	(27,644)	(25,102)
Other income (expense):
Change in fair value of preferred stock warrant liability	—	—	—	(51)
Interest income (expense), net	(708)	(376)	(1,257)	(867)
Total other income (expense), net	(708)	(376)	(1,257)	(918)
Net loss and comprehensive loss	$(13,892)	$(14,447)	$(28,901)	$(26,020)
Net loss per share, basic and diluted	$(0.48)	$(0.95)	$(1.10)	$(2.60)
Weighted average common shares outstanding, basic and diluted	29,202,367	15,230,815	26,195,591	10,032,202
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(28,901)	$(26,020)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	251	364
Stock-based compensation expense	3,555	2,644
Change in fair value of preferred stock warrant liability	—	51
Non-cash interest expense	265	292
Changes in current assets and liabilities:
Prepaid expenses and other assets	(1,167)	(2,674)
Accounts payable	(523)	111
Accrued expenses and other current liabilities	(2,529)	(215)
Net cash used in operating activities	(29,049)	(25,447)

Cash flows from investing activities:
Purchases of property and equipment	(59)	(47)
Net cash used in investing activities	(59)	(47)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	58,381	64,935
Payment of success fee obligation	—	(1,220)
Proceeds from exercise of common stock options	—	223
Net cash provided by financing activities	58,381	63,938

Net increase in cash and cash equivalents	29,273	38,444
Cash and cash equivalents, beginning of period	92,053	79,466
Cash and cash equivalents, end of period	$121,326	$117,910

Supplemental cash flow information:
Cash paid for interest	$570	$1,436

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of warrants to additional paid-in capital	$—	$476
Conversion of preferred stock to common stock upon closing of the initial public offering	$—	$197,888
Public offering costs incurred but unpaid at period end	$296	$402
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
(in thousands, except share data)

	Redeemable convertible preferred stock		Common stock			Treasury stock			Total
	Shares	Amount	Shares	Par Value	Additional paid-in capital	Shares	Amount	Accumulated deficit	stockholders’ equity (deficit)
BALANCE - December 31, 2018	26,831,246	$197,842	5,193,915	$6	$7,290	418,981	$—	$(157,049)	$(149,753)
Exercise of common stock options			1,335		12				12
Accretion of preferred stock to redemption value		46			(46)				(46)
Stock-based compensation					1,137				1,137
Net loss								(11,573)	(11,573)
BALANCE - March 31, 2019	26,831,246	197,888	5,195,250	6	8,393	418,981	—	(168,622)	(160,223)
Exercise of common stock options			44,697		211				211
Conversion of preferred stock to common stock upon closing of the initial public offering	(26,831,246)	(197,888)	14,641,997	15	197,873				197,888
Issuance of common stock, net of issuance costs of $6,896			3,571,428	3	64,529				64,532
Reclassification of warrants to additional paid-in capital					476				476
Exercise of common stock warrant			45,414		—				—
Stock-based compensation					1,507				1,507
Net loss								(14,447)	(14,447)
BALANCE - BALANCE - June 30, 2019	—	$—	23,498,786	$24	$272,989	418,981	$—	$(183,069)	$89,944

BALANCE - December 31, 2019	—	—	23,607,797	24	276,286	418.981	—	(216,086)	60,224
Stock-based compensation					1,599				1,599
Net loss								(15,009)	(15,009)
BALANCE - March 31, 2020	—	—	23,607,797	24	277,885	418,981	$—	(231,095)	46,814
Exercise of common stock options			3,166	—					—
Issuance of common stock, net of issuance costs of $4,338			13,055,264	13	58,072				58,085
Stock-based compensation					1,956				1,956
Net loss								$(13,892)	(13,892)
BALANCE - June 30, 2020	—	$—	36,666,227	$37	$337,913	418,981	$—	$(244,987)	$92,963

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
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, successful development of technology, obtaining additional funding, protection of proprietary technology, compliance with government regulations, risks of failure of preclinical studies, Clinical Studies and Clinical Trials, the need to obtain marketing approval for its product candidates, if required, and successfully market products, fluctuations in operating results, economic pressure impacting therapeutic pricing, dependence on key personnel, risks associated with changes in technologies, development by competitors of technological innovations and the ability to scale manufacturing to large scale production. Product candidates currently under development will require significant additional research and development efforts, including preclinical and clinical testing and any necessary regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has historically funded its operations with proceeds from sales of preferred and common stock and borrowings under a loan and security agreement. As of June 30, 2020, the Company had an accumulated deficit of $245.0 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents at June 30, 2020 will be sufficient to fund its operations for at least the next twelve months from the date of the issuance of these interim condensed consolidated financial statements.
The COVID-19 pandemic has spread globally, including to the United States and European countries, which has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and clinical site closures to non-essential care and clinical trials. Although we cannot presently predict the scope and severity of COVID-19, these developments and measures could materially and adversely affect our business, our results of operations and financial condition, particularly if the COVID-19 pandemic adversely impacts our ability to conduct and complete our ongoing Clinical Studies and planned Clinical Trials in a timely manner or at all. Additionally, potential shutdowns of government agencies such as the Securities and Exchange Commission (the “SEC”) or the U.S. Food and Drug Administration (the "FDA") may limit our ability to raise capital and negatively impact our product development timelines.
The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of and for the three and six months ended June 30, 2020. The full extent of the future impacts of COVID-19 on our operations is uncertain. A prolonged pandemic could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete our ongoing Clinical Studies and planned Clinical Trials and other efforts required to advance the development of our EMMs.

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
Unaudited Interim Financial Information
The Company's unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 23, 2020 (the "2019 Annual Report"). The results for any interim period are not necessarily indicative of results for any future period.
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2020, the results of its operations for the three and six months ended June 30, 2020 and 2019, its statement of stockholders’ equity for the six months ended June 30, 2020 and 2019 and its cash flows for the six months ended June 30, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of June 30, 2020, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the 2019 Annual Report.
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

Accounting Pronouncements Issued and Not Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended by various subsequently issued ASUs. The standard requires lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. Lessees are required to classify leases as either finance or operating leases. The new standard will become effective for the Company on January 1, 2022. The Company expects to apply the modified retrospective approach as of the date of adoption such that prior periods will not be restated. The Company is evaluating the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures and will recognize a lease obligation and right of use asset for its existing operating leases with a lease term greater than one year upon adoption. The Company expects to take advantage of certain available expedients by electing the transition package of practical expedients permitted within ASU 2016-02, which allows the Company to not reassess previous accounting conclusions around whether arrangements are, or contain, leases, the classification of leases, and the treatment of initial direct costs. The Company also expects to make an accounting policy election to exclude leases with an initial term of twelve months or less from the balance sheet date.
3. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Laboratory equipment	$3,511	$3,511
Leasehold improvements	597	597
Office and computer equipment	111	111
Furniture and fixtures	122	122
Property and equipment	4,341	4,341
Less: accumulated depreciation and amortization	(3,984)	(3,733)
Property and equipment, net	$357	$608
Depreciation and amortization expense for the six months ended June 30, 2020 and 2019 was $0.3 million and $0.4 million, respectively.
4. FAIR VALUE MEASUREMENTS
The following table sets forth by level, within the fair value hierarchy, financial assets measured at fair value on a recurring basis (in thousands):

	Fair value measurements at June 30, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$118,826	$—	$—	$118,826
Total	$118,826	$—	$—	$118,826

	Fair value measurements at December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$91,803	$—	$—	$91,803
Total	$91,803	$—	$—	$91,803
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
5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued employee compensation and benefits	$1,811	$3,109
Accrued external research and development expenses	1,303	1,799
Accrued professional fees	743	985
Other	73	465
Total accrued expenses and other current liabilities	$3,930	$6,358

6. DEBT FINANCING
Long term debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Principal amount of long term debt	$26,000	$26,000
Debt discount	(382)	(456)
Deferred financing fees	(542)	(647)
Current portion of long term debt	(5,417)	—
Long term debt, net of current portion and discount	$19,659	$24,897
In January 2018, the Company entered into a secured debt facility (the "2018 Facility"). The 2018 Facility has an interest rate equal to the LIBOR plus 8.50% per annum (8.67% as of June 30, 2020) payable monthly. The Company granted the lender a first priority security interest in all assets of the Company, excluding intellectual property and granted a negative pledge on such intellectual property.
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

For the six months ended June 30, 2020 and 2019, interest expense arising from the amortization of the debt discount and deferred financing fees was $0.2 million and $0.3 million, respectively.
Terminal Interest Fee
The Company's debt facility includes a terminal interest fee obligation totaling $1.4 million, which is due with the final principal payment of the loan and has been modified from time to time as the facilities were amended. The Company is accruing the terminal fee obligation over the term of the facility. The carrying value of the terminal interest fee was $0.9 million at both June 30, 2020 and December 31, 2019.
The scheduled principal maturity of the long term debt as of June 30, 2020 is as follows (in thousands):

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
2020 Public Offering
On May 18, 2020 the Company completed a follow-on public offering pursuant to which the Company issued an aggregate of 12,650,000 shares of its common stock, which included the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $4.75 per share, before deducting underwriting discounts and commissions. The Company received aggregate net proceeds of approximately $55.9 million after deducting the underwriting discounts and commissions and other offering expenses.
At-the-Market Offering

On June 5, 2020, the Company entered into a sales agreement with SVB Leerink LLC (“SVB Leerink”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35 million from time to time through SVB Leerink, acting as its agent (the “ATM Offering”). During the three months ended June 30, 2020, the Company sold an aggregate of 405,264 shares of its common stock under the ATM Offering for net cash proceeds of $2.1 million, after deducting commissions and expenses of $0.2 million. Subsequent to June 30, 2020, the Company sold an additional 199,626 shares of its common stock under the ATM Offering for net cash proceeds of $1.1 million.

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
The number of shares available for future grant under the 2019 Plan was 686,518 as of June 30, 2020.
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
As of June 30, 2020, the total number of shares that may be issued under the ESPP was 469,069 shares. As of June 30, 2020, no shares have been issued under the ESPP.
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. As there was no public market for its common stock prior to May 9, 2019, which was the first day of trading, and as the trading history of the Company’s common stock was limited through June 30, 2020, the Company determined the volatility for awards granted based on an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. The expected volatility has been determined using a weighted-average of the historical volatility measures of this group of guideline companies. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

The assumptions that the Company used to determine the grant-date fair value of stock options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Risk-free interest rate	0.38%	1.84% - 2.34%	1.28%	1.84% - 2.50%
Expected option life (in years)	5.38	6.25	5.90	6.25
Expected dividend yield	0%	0%	0%	0%
Expected volatility	75.1%	73.4%	73.2%	73.4%

Stock Option Activity
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding as of January 1, 2020	5,176,944	$7.35
Granted	660,690	4.25
Exercised	(4,071)	1.12
Canceled	(437,783)	5.93
Outstanding as of June 30, 2020	5,395,780	$7.09	7.94	$3,115
Exercisable as of June 30, 2020	2,608,783	$7.03	7.15	$1,416
Vested or expected to vest as of June 30, 2020	5,363,558	$7.09	7.94	$3,061
The intrinsic value of options exercised was $0 during both the six months ended June 30, 2020 and 2019.
The weighted-average grant date fair value of the options granted during the six months ended June 30, 2020 and 2019, was $2.69 and $7.03 per share, respectively.
Restricted Stock Units
The fair values of restricted stock units are based on the market value of our stock on the date of grant. The following table summarizes the Company's restricted stock unit activity for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 1, 2020	66,801	$3.40
Granted	96,166	4.12
Vested	—	—
Forfeited	(41,570)	4.12
Outstanding as of June 30, 2020	121,397	$3.72

Stock-based compensation expense
The following table summarizes stock-based compensation expense during the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation expense by type of award:
Time-based vesting stock options	$1,721	$1,416	$3,258	$2,556
Performance vesting stock options	162	88	198	88
Restricted stock units	50	—	76	—
Employee stock purchase plan	23	—	23	—
Total stock compensation expense	$1,956	$1,504	$3,555	$2,644

Stock-based compensation related to stock options and unvested stock awards are classified as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$881	$586	$1,597	$1,068
General and administrative	1,075	918	1,958	1,576
Total stock compensation expense	$1,956	$1,504	$3,555	$2,644
As of June 30, 2020, there was $11.8 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 2.3 years and $0.4 million of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 2.5 years.
8. NET LOSS PER SHARE
Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(13,892)	$(14,447)	$(28,901)	$(26,020)
Accretion of redeemable convertible preferred stock	—	—	—	(46)
Net loss attributable to common stockholders	$(13,892)	$(14,447)	$(28,901)	$(26,066)
Denominator:
Weighted average common shares outstanding, basic and diluted	29,202,367	15,230,815	26,195,591	10,032,202
Net loss per share, basic and diluted	$(0.48)	$(0.95)	$(1.10)	$(2.60)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2020	2019
Options to purchase common stock	5,395,780	4,824,302
Unvested restricted stock units	121,397	—
	5,517,177	4,824,302

9. RELATED-PARTY TRANSACTIONS

In August 2019, the Company entered into a consulting agreement with the chairman of the Company's Board of Directors, to provide various consulting services to the Company. The total expense under the agreement for the three and six months ended June 30, 2020 was $0.1 million and $0.2 million, respectively. As of June 30, 2020, there were no amounts payable to the chairman for costs related to the consulting agreement.

10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events for financial statement purposes occurring through August 5, 2020, the date that these condensed consolidated financial statements were issued.

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

Using our development platform, we have efficiently designed a pipeline of product candidates that are comprised of amino acids and their derivatives, which have a general history of safe use. These orally administered compositions are designed to have multifactorial effects.

An overview of our current therapeutic product candidates and their current development status is illustrated below.

1.Initial Clinical Studies refers to Non-IND Clinical Studies initiated prior to a development path decision.
2.Planned Clinical Trial, contingent upon allowance by the FDA. Timing based on current expectations and subject to risks associated with the COVID-19 pandemic.
3.On August 5, 2020, we announced positive top-line results for our AXA1665-002 Clinical Study. Indication expected to be reduction in risk of overt hepatic encephalopathy recurrence.

We have yet to make a development decision for our other product candidates, AXA2678 and AXA4010.

1.Initial Clinical Studies refers to non-IND Clinical Studies initiated prior to a development path decision. Timing of planned cohort 1 readout based on current expectations and subject to risks associated with the COVID-19 pandemic.

To date, we have funded our operations with proceeds from the sale of preferred stock, the sale of common stock in our initial public offering, or our IPO, the sale of common stock in our May 2020 follow-on public offering and at-the-market offering and borrowing of debt. Through June 30, 2020, we had received gross proceeds of $197.8 million from the sale of preferred stock, gross proceeds of $71.4 million from the sale of common stock in our IPO, gross proceeds of $60.1 million from the sale of common stock in our May 2020 follow-on public offering, gross proceeds of $2.3 million from the sale of common stock in our at-the-market offering and $26.0 million from borrowings under our loan and security agreement. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $13.9 million and $14.4 million for the three months ended June 30, 2020 and 2019, respectively and our net losses were $28.9 million and $26.0 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $245.0 million. We expect to continue to incur significant expenses for at least the next several years as we continue to develop our product candidates.

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
As of June 30, 2020, we had cash and cash equivalents of $121.3 million. We believe that our existing cash and cash equivalents as of June 30, 2020 will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” To finance our operations significantly beyond that point, we will need to raise additional capital, which cannot be assured.

The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, business shutdowns, and clinical site closures to non-essential care and clinical trials. For example, our AXA1957-002 Clinical Study was temporarily suspended in March 2020 due to COVID-19 impact on our clinical trial sites. Subsequently, based on positive data in our AXA1125-003 Clinical Study announced on May 6, 2020, we decided against reinitiating AXA1957-002 and to move forward with AXA1125 as our NASH product candidate for both adult and pediatric patients. Although we cannot presently predict the full scope and severity of COVID-19, these developments and measures could materially and adversely affect our business, our results of operations and financial condition. For instance, the COVID-19 pandemic may adversely impact our ability to conduct and complete our ongoing AXA4010-001 Clinical Study or initiate our planned Clinical Trials for AXA1665 and AXA1125 under INDs in a timely manner or at all due to patient or principal investigator recruitment or availability challenges, clinical trial site shutdowns or other interruptions. Furthermore, as a result of the COVID-19 pandemic, we may also experience limitations on the quality, completeness and interpretability of data we are able to collect; we or our key third-party service providers may not be able to complete key program and product development milestones on time or at all; quarantines, shelter-in-place and similar government orders may impact personnel at third-party manufacturing facilities that negatively impact the availability or cost of materials used in our product candidates; market volatility and conditions may limit our ability to raise additional capital to finance our business plans on attractive terms or at all; our business continuity plans may not be effective at limiting operational disruptions or delays; we may suffer negative impacts to operations that may be vulnerable as a result of government or company measures taken to control the spread of COVID-19; potential shutdowns of government agencies such as the Securities and Exchange Commission (the “SEC”) or Food and Drug Administration (the "FDA") may limit our ability to raise capital and negatively impact our product development timelines; the passage of new legislation may increase our operating costs or limit our operations, such as the Families First Coronavirus Response Act; we may suffer negative consequences due to vulnerabilities that may emerge as a result of our limited operations, such as a cybersecurity incident; or one of our key executives, scientists or other personnel becomes incapacitated by COVID-19.

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
We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development of our product candidates. We also anticipate that we will incur increased finance, accounting, audit, legal, compliance, director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and expense as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidate.
Other income (expense)
Interest income (expense), net
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

Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019
The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	Change

Operating expenses:
Research and development	$8,565	$9,343	$(778)
General and administrative	4,619	4,728	(109)
Total operating expenses	13,184	14,071	(887)
Loss from operations	(13,184)	(14,071)	887
Other income/(expense), net	(708)	(376)	(332)
Net loss	$(13,892)	$(14,447)	$555
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Salary and benefits-related	$4,142	$3,361	$781
Clinical research and outside services	3,249	4,980	(1,731)
Facility related and other	1,174	1,002	172
Total research and development expenses	$8,565	$9,343	$(778)

The increase of $0.8 million in salary and benefits-related costs resulted from our hiring of additional personnel in research and development to support our development programs. This includes a $0.3 million increase in stock compensation expense due to an increase in the number of awards granted. Clinical research and outside services costs decreased by $1.7 million due to lower costs associated with the advancement of our product candidates and Clinical Studies, including related to the completion of the Company’s AXA1125-003 clinical study.
General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Salary and benefits-related	$2,856	$2,453	$403
Other contract services and outside costs	1,317	1,857	(540)
Facility related and other	446	418	28
Total general and administrative expenses	$4,619	$4,728	$(109)

Salary and benefits-related costs increased by $0.4 million as a result of increased headcount in connection with becoming a public company in 2019. This includes a $0.2 million increase in stock compensation expense due to an increase in the number of awards granted. Other contract services and outside costs decreased by $0.5 million, driven by decreases in professional and legal fees, largely as a result of one-time expenses related to becoming a public company in 2019.
Other Income (Expense), net
Other income (expense), net was $0.7 million for the three months ended June 30, 2020, compared to $0.4 million for the three months ended June 30, 2019. The increase in other income (expense), net was driven by lower interest income of $0.5 million, partially offset by lower interest expense on borrowings under our loan and security agreement of $0.2 million as a result of declines in interest rates.
Comparison of the Six Months Ended June 30, 2020 and 2019
The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	Change

Operating expenses:
Research and development	$18,900	$16,906	$1,994
General and administrative	8,744	8,196	548
Total operating expenses	27,644	25,102	2,542
Loss from operations	(27,644)	(25,102)	(2,542)
Other income/(expense), net	(1,257)	(918)	(339)
Net loss	$(28,901)	$(26,020)	$(2,881)
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Salary and benefits-related	$8,791	$6,487	$2,304
Clinical research and outside services	7,882	8,426	(544)
Facility related and other	2,227	1,993	234
Total research and development expenses	$18,900	$16,906	$1,994

The increase of $2.3 million in salary and benefits-related costs resulted from our hiring of additional personnel in research and development to support our development programs. This includes an increase of $0.5 million in stock compensation expense due to an increase in the number of awards granted. Clinical research and outside services costs decrease by $0.5 million due to lower costs associated with the advancement of our product candidates and Clinical Studies, including related to the completion of the Company’s AXA1125-003 clinical study.

General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Salary and benefits-related	$5,365	$4,861	$504
Other contract services and outside costs	2,663	2,757	(94)
Facility related and other	716	578	138
Total general and administrative expenses	$8,744	$8,196	$548

Salary and benefits-related costs increased by $0.5 million as a result of increased headcount in connection with becoming a public company. This includes an increase of $0.4 million in stock compensation expense due to an increase in the number of awards granted.
Other Income (Expense), net
Other income (expense), net was $1.3 million for the six months ended June 30, 2020, compared to $0.9 million for the three months ended June 30, 2019. The increase in other income (expense), net was driven by lower interest income of $0.6 million, partially offset by lower interest expense on borrowings under our loan and security agreement of $0.2 million as a result of declines in interest rates.
Liquidity and Capital Resources
Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock, the sale of common stock in our IPO, May 2020 follow-on public offering and at-the-market offering and borrowings under our loan and security agreement.
On May 18, 2020, we completed a follow-on public offering pursuant to which we issued an aggregate of 12,650,000 shares of our common stock, which included the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $4.75 per share, before deducting underwriting discounts and commissions. We received aggregate net proceeds of approximately $55.9 million after deducting the underwriting discounts and commissions and other offering expenses.
On June 5, 2020, we entered into a sales agreement with SVB Leerink LLC, or SVB Leerink, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $35 million from time to time through SVB Leerink, acting as our agent, or the ATM Offering. During the three months ended June 30, 2020, we sold an aggregate of 405,264 shares of our common stock under the ATM Offering for net cash proceeds of $2.1 million, after deducting commissions and expenses of $0.2 million. Subsequent to June 30, 2020, the Company sold an additional 199,626 shares of its common stock under the ATM Offering for net cash proceeds of $1.1 million.

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash used in operating activities	$(29,049)	$(25,447)
Cash used in investing activities	(59)	(47)
Cash provided by financing activities	58,381	63,938
Net increase in cash and cash equivalents	$29,273	$38,444
Operating Activities
During the six months ended June 30, 2020, operating activities used $29.0 million of cash, primarily resulting from our net loss of $28.9 million and net cash used by changes in our operating assets and liabilities of $4.2 million, partially offset by net non-cash charges of $4.1 million, of which $3.6 million was stock-based compensation expense. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2020 consisted of decreases in accounts payable, accrued expenses and other current liabilities of $3.0 million and an increase in prepaid expenses and other assets of $1.2 million. The decreases in accounts payable, accrued expenses and other current liabilities was driven by the timing of research and development activities and the payment of 2019 incentive bonuses. The increase in prepaid expenses and other assets was primarily due to increased prepayments for business insurance.
During the six months ended June 30, 2019, operating activities used $25.4 million of cash, primarily resulting from our net loss of $26.0 million, an increase in prepaid expense of $2.7 million and a decrease in accrued expenses of $0.2 million. The increase in prepaid expenses was due to upfront payments for Clinical Study expenses and business insurance. This was partially offset by non-cash charges, including stock-based compensation expense of $2.6 million, depreciation expense of $0.4 million and an increase in accounts payable of $0.1 million.
Investing Activities
During the six months ended June 30, 2020 and June 30, 2019, net cash used in investing activities consisted of the purchase of capital equipment.
Financing Activities
During the six months ended June 30, 2020, net cash provided by financing activities was $58.4 million, which consisted of the net proceeds from the issuance of common stock upon the completion of our May 2020 follow-on public offering and sales pursuant to our at-the-market offering.
During the six months ended June 30, 2019, net cash provided by financing activities was $63.9 million, which primarily consisted of net proceeds from the issuance of common stock upon the completion of our IPO.
Loan and Security Agreement
At June 30, 2020, we had $26.0 million in outstanding long-term debt pursuant to our loan and security agreement. Upon completion of the IPO in May 2019, the interest-only period was extended through January 2021 and the maturity date was extended to January 2023. Monthly principal payments of $1.1 million will commence February 2021 for 24 months. The terminal interest fee of 5.35%, or $1.4 million, is due with the final principal payment of the loan. We granted the lender a first priority security interest in all of our assets, excluding intellectual property and ranted a negative pledge on such intellectual property. There are no financial covenants under our loan and security agreement.

Funding Requirements
We believe that our existing cash and cash equivalents as of June 30, 2020 will be adequate to fund our operating expenses, capital expenditure requirements and debt service obligations through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance existing product candidates into additional Clinical Trials and Clinical Studies and develop new product candidates. Our cash requirements depend on numerous factors, including, without limitation, expenditures in connection with our research and development programs, including with respect to the timing and progress of Clinical Trials, Clinical Studies and preclinical development activities; payments to CROs, CMOs and other third-party providers; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our ability to raise additional equity or debt financing; potential repayments of our long-term debt; and our ability to enter into collaboration or license agreements and our receipt of any upfront, milestone or other payments thereunder. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. See “Risk Factors” for further discussion of these and additional risks and uncertainties that may significantly affect the timing and amount of expenditures of our capital resources.
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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2020 were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three and six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material change to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effect of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.
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
We are a biotechnology company with a limited operating history. Investment in product development in the healthcare industry, including of biotechnology products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and/or become commercially viable. To date, our product candidates have been or are currently being studied in Clinical Studies as food products. Subject to positive feedback and allowance by FDA for our AXA1665 and AXA1125 programs, we plan to pursue future development of AXA1665 and AXA1125 in Clinical Trials enabled by IND applications. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2008. Our net loss was $28.9 million for the six months ended June 30, 2020 and $59.0 million for the year ended December 31, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $245.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates in Clinical Studies, Clinical Trials for any product candidate we elect to develop as a drug product candidate under an IND and as we seek regulatory approvals, as necessary, for and commercialize our product candidates, if approved. We anticipate that our expenses will increase substantially if, and as, we:
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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts for our current and future programs: to conduct further research and development, preclinical studies, Clinical Studies and/or Clinical Trials for any product candidates we elect to develop as a drug product candidate under an IND; to validate the manufacturing process and specifications for our product candidates; to seek regulatory approvals for or identify alternate regulatory pathways to market for our product candidates; and to launch and commercialize any products for which we receive regulatory approval or identify an alternate regulatory pathway to market, including potentially building our own commercial organization. As of June 30, 2020, we had $121.3 million of cash and cash equivalents on hand. Based on our current operating plan, we believe that our existing cash and cash equivalents, will enable us to fund our operating expenses, capital expenditure requirements and debt service obligations through at least the next 12 months. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from our expectations, and we will in any event require additional capital in order to complete clinical development of any of our current product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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

•the FDA or other regulatory authorities may disagree with the design, implementation or results of our Clinical Studies or Clinical Trials, which may delay or prevent us from pursuing certain regulatory pathways for product developments, or require us to submit additional data such as long-term toxicology studies or impose other requirements before permitting us to initiate or complete a Clinical Trial of any phase. For example, the FDA could require that we terminate a Clinical Study for a product candidate and continue such study only under an IND, and we may not be able to obtain such an IND, if at all, or we may be subject to an enforcement action for conducting a Clinical Study not under an IND. Additionally, although we hope to use data from Clinical Studies that we have completed for AXA1665 and AXA1125 to support initial Clinical Trials in late phases (Phase 2 or registrational trials), the FDA may not authorize us to pursue a Clinical Trial for one or more of these product candidates in a late phase or at all;
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

We are early in our development efforts and we have not initiated Clinical Trials for any of our product candidates to allow for development of such candidates as drug product candidates. In addition, as an organization, we have not yet commenced or completed any Clinical Trials. We recently completed our AXA1125-003 Clinical Study of AXA1125 and AXA1957 and plan to conduct a Clinical Trial of AXA1125 for NASH subject to allowance by the FDA. We also recently completed our AXA1665-002 Clinical Study of AXA1665 and plan to submit an IND and conduct a Phase 2 Clinical Trial of AXA1665 for OHE subject to allowance by the FDA. AXA4010 is currently being studied as a non-drug product under food regulations in an ongoing Clinical Study, although the ultimate pathway under which we will develop AXA4010, AXA2678 and future other product candidates is subject to change depending on a number of factors. We were formed in 2008, have no products approved for commercial sale as drugs or marketed via other regulatory pathways (e.g., non-drug products such as dietary supplements) and have not generated any revenue from product sales. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur.

Our limited operating history may make it difficult to evaluate our technology and industry and predict our future performance. Specifically, to date we have conducted Clinical Studies for our product candidates to evaluate safety and tolerability and impact on normal structure and function only in healthy subjects or subjects with certain disease conditions. For product candidates we develop under an IND with patient populations reflecting the desired indication for such product candidate, the physiological structure and function data we observed in our Clinical Studies for such product candidate may not be replicated in or be consistent with results from Clinical Trials and such product candidate may not meet therapeutic efficacy endpoints in Clinical Trials. For instance, while we recently announced positive top-line data in both our (i) AXA1125-003 Clinical Study, including reductions in liver fat content and markers of fibroinflammation and (ii) AXA1665-002 Clinical Study, including a balancing of plasma amino acids, stabilizing ammonia levels and an increase in neurocognition, such results may not be replicated in larger Clinical Trials.
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
To date, our Clinical Studies have been exploratory in nature, with a primary focus on the assessment of safety and tolerability and impact on normal structures and functions. Data from larger subsequent studies may not support or may be inconsistent with our observations in our completed Clinical Studies. From time to time, we may conduct Clinical Studies and Clinical Trials that result in interim or preliminary data. These data are subject to the risk that one or more of the outcomes may materially change as subject enrollment continues, more subject data become available and as the study is completed. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material inconsistencies between preliminary or interim data and final data could significantly harm our business prospects. For instance, while we recently announced positive top-line data from our AXA1665-002 Clinical Study, such results represented data through week 12 and are subject to continuing onsite data monitoring and source data verification through week 16 of the Clinical Study.
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
As of June 30, 2020, we had 69 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including, but not limited to:

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
Our ability to compete in the highly competitive biotechnology industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on our management, scientific and medical personnel, including David Epstein, our Chairman of the board of directors, William Hinshaw, our Chief Executive Officer and President, Manu Chakravarthy, M.D., Ph.D., our Executive Vice President and Chief Medical Officer, Laurent Chardonnet, our Senior Vice President, Chief Financial Officer, Stephen Mitchener, PharmD, our Chief Business Officer and Senior Vice President, Paul Fehlner, J.D., Ph.D., our Chief Intellectual Property Officer and Senior Vice President, Tony Tramontin, Ph.D., our Chief Scientific Officer and Senior Vice President of Research and Development. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

We conduct our operations in Massachusetts. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Employment of our key employees is at-will, which means that any of our employees could leave our employment at any time, with or without notice. For example, in the fall of 2019, a number of the employees in our finance group left the Company to pursue other employment opportunities and although these positions are currently filled by new full-time employees, such transitions create operational risks for the Company. We do not maintain "key man" insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.
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
The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and clinical site closures to non-essential care and clinical trials. For example, our AXA1957-002 Clinical Study was temporarily suspended in March 2020 due to COVID-19 impact on our clinical trial sites. Subsequently, based on positive data in our AXA1125-003 Clinical Study announced on May 6, 2020, we decided against reinitiating our AXA1957-002 Clinical Study and to move forward with AXA1125 as our NASH product candidate for both adult and pediatric patients. Although we cannot presently predict the full scope and severity of COVID-19, these developments and measures could materially and adversely affect our business, our results of operation and financial condition. For instance, the COVID-19 pandemic may further adversely impact our ability to conduct and complete our ongoing AXA4010-001 Clinical Study or initiate our planned Clinical Trials for AXA1665 and AXA1125 under INDs in a timely manner or at all due to patient or principal investigator recruitment or availability challenges, clinical trial site shutdowns or other interruptions. Furthermore, we may also experience potential limitations on the quality, completeness and interpretability of data we are able to collect. For instance, on May 7, 2020, a subject death was reported as a result of COVID-19 by one of our principal investigators in our recently completed AXA1665-002 Clinical Study. This serious adverse event and any others that may result from COVID-19 may impact the quality, completeness and interpretability of the data that we were able to collect. In addition, as a result of the COVID-19 pandemic, we or our key third-party service providers may be not able to complete key program and product development milestones on time or at all; quarantines, shelter-in-place and similar government orders may impact personnel at third-party manufacturing facilities that negatively impact the availability or cost of materials used in our product candidates; market volatility and conditions may limit our ability to raise additional capital to finance our business plans on attractive terms or at all; our business continuity plans may not be effective at limiting operational disruptions or delays; we may suffer negative impacts to operations that may be vulnerable as a result of government or company measures taken to control the spread of COVID-19; potential shutdowns of government agencies such as the SEC or FDA may limit our ability to raise capital and negatively impact our product development timelines; the passage of new legislation may increase our operating costs or limit our operations, such as the Families First Coronavirus Response Act; we may suffer negative consequences due to vulnerabilities that emerge as a result of our limited operations, such as a cybersecurity incident; or one of our key executives, scientists or other personnel may become incapacitated by COVID-19.
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

As of June 30, 2020, we had cash and cash equivalents of $121.3 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since June 30, 2020, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, development platform and other technologies we may develop. We seek to protect our proprietary position by filing patent applications in the United States and abroad relating to our product candidates and development platform, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. As of June 30, 2020, we have six granted patents covering certain of our product candidates, and we have filed or intend to file patent applications on our product candidates, certain aspects of our development platform and other technology; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.
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
Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned patents. With respect to our patent portfolio, as of June 30, 2020 our product candidate-related patent portfolio consists of 19 patent families, including six granted U.S. patents, 17 U.S. pending patent applications (including provisional applications) and 172 owned pending patent applications in jurisdictions outside of the United States (including Patent Cooperation Treaty applications) that, in many cases, are counterparts to the foregoing U.S. patents and patent applications, which include claims directed to compositions, methods of use, treatment of indications, dosing, formulations and methods of manufacturing. With respect to owned intellectual property, we cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.
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
As of June 30, 2020, our executive officers, directors and their affiliates and 5% stockholders held, in the aggregate, approximately 61.2% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may feel are otherwise in their best interests.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds from Initial Public Offering
On May 13, 2019, we completed the initial public offering of our common stock pursuant to which we issued and sold 3,571,428 shares of our common stock at a price to the public of $20.00 per share.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On July 31, 2020, Shreeram Aradhye, M.D., the Executive Vice President and Chief Development Officer of the Company, submitted notice to the Company of his resignation, effective August 31, 2020, to pursue other opportunities.
On August 5, 2020, the Company appointed Dr. Aradhye to serve on its Board of Directors, effective as of September 1, 2020, as a Class II director, with a term expiring on the date of the 2021 annual meeting of stockholders. As a non-employee director, Dr. Aradhye will receive cash compensation and an equity award for his director service in accordance with the Company’s non-employee director compensation policy. Except for Dr. Aradhye’s Employment Agreement, dated January 1, 2019, which was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2019 and a description of which can be found in the Company’s definitive proxy statement filed with the SEC on April 3, 2020, Dr. Aradhye is not a party to any transaction with the Company that would require disclosure under Item 404(a) of Regulation S-K, and there are no other arrangements or understandings between Dr. Aradhye and any other persons pursuant to which he was selected as a director. In addition, Dr. Aradhye will enter into an indemnification agreement with the Company consistent with the form of indemnification agreement entered into between the Company and its existing non-employee directors.
In connection with Dr. Aradhye’s resignation as Executive Vice President and Chief Development Officer, the Company promoted Manu Chakravarthy, M.D., Ph.D., the Company’s current Senior Vice President and Chief Medical Officer, to Executive Vice President and Chief Medical Officer. Biographical and other information regarding Dr. Chakravarthy can be found in the Company’s definitive proxy statement filed with the SEC on April 3, 2020.
The Company and Dr. Chakravarthy are expected to enter into an amendment to his employment agreement (the “Amendment”) pursuant to which Dr. Chakravarthy will receive a base salary of $450,000 and a one-time cash bonus of $300,000 (the "Bonus"); provided, however, that if Dr. Chakravarthy is not continuously employed by the Company through the six month anniversary of the date of the Amendment, he will be required to repay the full amount of the Bonus to the Company. Further, under the Amendment, the Company is expected to grant Dr. Chakravarthy 60,000 restricted stock units of the Company on the date of the Amendment, which restricted stock units will vest in full on the six month anniversary of the date of the Amendment, subject to Dr. Chakravarthy’s continuous employment with the Company through such date.
In addition, the Amendment is expected to provide that, notwithstanding anything to the contrary set forth in Dr. Chakravarthy’s Executive Employment Agreement with the Company, dated December 29, 2018, if the Company pays annual bonuses to the Company’s executive officers for the fiscal year ended December 31, 2020 and Dr. Chakravarthy remains continuously employed by the Company through December 31, 2020, Dr. Chakravarthy will be entitled to receive such annual bonus payment when and if such bonus payments are made.
The foregoing description is subject to the finalization of the Amendment, is only a brief description of the terms of the Amendment, does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the final form of the Amendment, which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2020.

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

3.2
Amended and Restated Bylaws of Registrant, as amended on May 4, 2020 (Incorporated by reference to Exhibit 3,2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38901) filed with the Securities and Exchange Commission on May 11, 2020).

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

10.1#*	Employment Agreement between the Registrant and Andrew Suchoff, dated June 18, 2020.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101SCH*	Inline XBRL Taxonomy Extension Schema Document.
101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith.
**	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXCELLA HEALTH INC.

Date:	August 5, 2020	By:	/s/ William R. Hinshaw, Jr.
William R. Hinshaw, Jr. President, Chief Executive Officer and Director

AXCELLA HEALTH INC.

Date:	August 5, 2020	By:	/s/ Laurent Chardonnet
Laurent Chardonnet Senior Vice President and Chief Financial Officer