Form 10-Q
period 2020-09-30
Axcella Health Inc.
filed 2020-11-12
CIK 1633070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2020, the registrant had 37,540,886 shares of common stock, $0.001 par value per share, outstanding.

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

"non-drug" to refer to a non-therapeutic use of a product candidate. Such use may be as a medical food, food product or dietary supplement.

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
•our ability to use our research platform to design new product candidates with desirable biological activity;
•our ability to obtain and maintain regulatory approval or find alternate regulatory commercialization pathways from the FDA, the European Medicines Agency, or the EMA, and other comparable regulatory authorities for our product candidates, and any related restrictions, limitations or warnings in the label of an approved product candidate;
•the financing needs and sufficiency of our funds to support company operations and business plans through certain periods of time, including funding necessary to complete further development of our product candidates, and, if successful, commercialization of these candidates as drug or non-drug products;
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

AXCELLA HEALTH INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)

AXCELLA HEALTH INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	As of
	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$114,063	$92,053
Marketable securities	3,192	—
Prepaid expenses and other current assets	2,422	1,487
Total current assets	119,677	93,540
Property and equipment, net	265	608
Security deposits	211	211
Total assets	$120,153	$94,359

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,129	$1,998
Accrued expenses and other current liabilities	4,152	6,358
Total current liabilities	5,281	8,356
Long term debt, net of discount	25,115	24,897
Other liabilities	995	882
Total liabilities	31,391	34,135
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 37,919,824 and 23,607,797 shares issued and 37,500,843 and 23,188,816 shares outstanding at September 30, 2020 and December 31, 2019, respectively	38	24
Additional paid-in capital	346,152	276,286
Treasury stock, 418,981 shares at cost	—	—
Accumulated other comprehensive loss	(4)	—
Accumulated deficit	(257,424)	(216,086)
Total stockholders' equity	88,762	60,224
Total liabilities and stockholders' equity	$120,153	$94,359
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$7,541	$12,157	$26,441	$29,063
General and administrative	4,184	4,840	12,928	13,036
Total operating expenses	11,725	16,997	39,369	42,099
Loss from operations	(11,725)	(16,997)	(39,369)	(42,099)
Other income (expense):
Change in fair value of preferred stock warrant liability	—	—	—	(51)
Interest income (expense), net	(712)	(307)	(1,969)	(1,174)
Total other income (expense), net	(712)	(307)	(1,969)	(1,225)
Net loss	$(12,437)	$(17,304)	$(41,338)	$(43,324)
Net loss per basic and diluted	$(0.34)	$(0.75)	$(1.39)	$(3.01)
Weighted average common shares outstanding, basic and diluted	36,942,475	23,083,367	29,804,034	14,430,397
Comprehensive loss:
Net loss	$(12,437)	$(17,304)	$(41,338)	$(43,324)
Other comprehensive income (loss):
Unrealized losses on marketable securities	(4)	—	(4)	—
Comprehensive loss	$(12,441)	$(17,304)	$(41,342)	$(43,324)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(41,338)	$(43,324)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	343	518
Stock-based compensation expense	4,927	4,322
Change in fair value of preferred stock warrant liability	—	51
Non-cash interest expense	354	429
Gain on sale of property and equipment	—	(18)
Changes in current assets and liabilities:
Prepaid expenses and other assets	(935)	(2,108)
Accounts payable	(810)	2,013
Accrued expenses and other current liabilities	(2,249)	536
Net cash used in operating activities	(39,708)	(37,581)

Cash flows from investing activities:
Purchases of property and equipment	(59)	(102)
Proceeds from the sale of property and equipment	—	19
Purchases of marketable securities	(3,196)	—
Net cash used in investing activities	(3,255)	(83)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	64,973	64,532
Payment of success fee obligation	—	(1,220)
Proceeds from exercise of common stock options	—	241
Net cash provided by financing activities	64,973	63,553

Net increase in cash and cash equivalents	22,010	25,889
Cash and cash equivalents, beginning of period	92,053	79,466
Cash and cash equivalents, end of period	$114,063	$105,355

Supplemental cash flow information:
Cash paid for interest	$1,842	$2,151

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of warrants to additional paid-in capital	$—	$476
Conversion of preferred stock to common stock upon closing of the initial public offering	$—	$197,888
Public offering costs incurred but unpaid at period end	$20	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Treasury stock		Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Par Value		Shares	Amount
BALANCE - January 1, 2019	5,193,915	$6	$7,290	418,981	$—	$—	$(157,049)	$(149,753)
Exercise of common stock options	1,335		12					12
Accretion of preferred stock to redemption value			(46)					(46)
Stock-based compensation			1,137					1,137
Net loss							(11,573)	(11,573)
BALANCE - March 31, 2019	5,195,250	6	8,393	418,981	—	—	(168,622)	(160,223)
Exercise of common stock options	44,697		211					211
Conversion of preferred stock to common stock upon closing of the initial public offering	14,641,997	15	197,873					197,888
Issuance of common stock, net of issuance costs of $6,896	3,571,428	3	64,529					64,532
Reclassification of warrants to additional paid-in capital			476					476
Exercise of common stock warrant	45,414		—					—
Stock-based compensation			1,507					1,507
Net loss							(14,447)	(14,447)
BALANCE - June 30, 2019	23,498,786	24	272,989	418,981	—	—	(183,069)	89,944
Exercise of common stock options	18,660		26					26
Stock-based compensation			1,678					1,678
Net loss							(17,304)	(17,304)
BALANCE - September 30, 2019	23,517,446	$24	$274,693	418,981	$—	$—	$(200,373)	$74,344

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited) - continued
(in thousands, except share data)

	Common stock		Additional paid-in capital	Treasury stock		Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Par Value		Shares	Amount
BALANCE - January 1, 2020	23,607,797	$24	$276,286	418,981	$—	$—	$(216,086)	$60,224
Stock-based compensation			1,599					1,599
Net loss							(15,009)	(15,009)
BALANCE - March 31, 2020	23,607,797	24	277,885	418,981	—	—	(231,095)	46,814
Exercise of common stock options	3,166	—						—
Issuance of common stock, net of issuance costs of $4,338	13,055,264	13	58,072					58,085
Stock-based compensation			1,956					1,956
Net loss							(13,892)	(13,892)
BALANCE - June 30, 2020	36,666,227	37	337,913	418,981	—	—	(244,987)	92,963
Issuance of common stock, net of issuance costs of $230	1,253,597	1	6,867					6,868
Stock-based compensation			1,372					1,372
Unrealized loss on available-for-sale securities						(4)		(4)
Net loss							(12,437)	(12,437)
BALANCE - September 30, 2020	37,919,824	$38	$346,152	418,981	$—	$(4)	$(257,424)	$88,762
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. NATURE OF BUSINESS
Axcella Health Inc. and subsidiaries ("Axcella," the "Company" or "we") is a biotechnology company that was incorporated in Delaware on August 27, 2008 and has a principal place of business in Cambridge, Massachusetts. The Company is focused on pioneering a new approach to treat complex diseases and improve health using endogenous metabolic modulator, or EMM, compositions. The Company's product candidates are comprised of multiple EMMs that are engineered in distinct combinations and ratios with the goal of simultaneously impacting multiple biological pathways.
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
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has historically funded its operations with proceeds from sales of preferred and common stock and borrowings under a loan and security agreement. As of September 30, 2020, the Company had an accumulated deficit of $257.4 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash and cash equivalents at September 30, 2020 will be sufficient to fund its operations for at least the next twelve months from the date of the issuance of these interim condensed consolidated financial statements.
The COVID-19 pandemic has spread globally, including to the United States and European countries, which has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and clinical site closures to non-essential care and clinical trials. Although we cannot presently predict the scope and severity of COVID-19, these developments and measures could materially and adversely affect our business, our results of operations and financial condition, particularly if the COVID-19 pandemic adversely impacts our ability to conduct and complete our ongoing Clinical Study and planned Clinical Trials in a timely manner or at all. Additionally, potential shutdowns of government agencies such as the Securities and Exchange Commission (the “SEC”) or the U.S. Food and Drug Administration (the "FDA") may limit our ability to raise capital and negatively impact our product development timelines.
The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of and for the three and nine months ended September 30, 2020. The full extent of the future impacts of COVID-19 on our operations is uncertain. A prolonged pandemic could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete our ongoing Clinical Study and planned Clinical Trials and other efforts required to advance the development of our product candidates.

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
The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position, the results of its operations, its statement of stockholders’ equity, and its cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.

The accompanying unaudited condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the unaudited condensed consolidated financial statements. As of September 30, 2020, there have been no material changes in the Company's significant accounting policies from those that were disclosed in the 2019 Annual Report.
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
Concentrations of Credit Risk

The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company maintains its cash and cash equivalent balances and marketable securities with financial institutions that management believes are creditworthy. The Company’s cash equivalents and marketable securities as of September 30, 2020 consisted of corporate obligations, bank deposits, and money market funds that invest in U.S. treasury securities.

The Company's investment policy includes guidelines on the quality of the institutions and financial instruments and defines the allowable investments that the Company believes minimizes the exposure to concentrations of credit risk. The Company has not experienced any credit losses and does not believe that it is subject to significant credit risk.

Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with a remaining maturity when purchased of three months or less to be cash equivalents.

The Company’s marketable securities, which consisted of corporate obligations as of September 30, 2020, are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on available-for-sale corporate obligations are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.

The Company evaluates its marketable securities with unrealized losses for other-than-temporary impairment. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.
Fair Value Measurements
Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
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
The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above. The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the long term debt approximates fair value as evidenced by the recent amendment to the Company's debt facility.

Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the nine months ended September 30, 2020, the Company’s only element of other comprehensive loss was unrealized gains (losses) on marketable securities.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available-for-sale. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. The Company is required to adopt this standard effective January 1, 2023 and the Company is evaluating the impact the guidance will have on its consolidated financial statements.
3. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Laboratory equipment	$3,511	$3,511
Leasehold improvements	597	597
Office and computer equipment	111	111
Furniture and fixtures	122	122
Property and equipment	4,341	4,341
Less: accumulated depreciation and amortization	(4,076)	(3,733)
Property and equipment, net	$265	$608
Depreciation and amortization expense for the nine months ended September 30, 2020 and 2019 was $0.3 million and $0.5 million, respectively.

4. MARKETABLE SECURITIES AND FAIR VALUE
As of September 30, 2020, marketable securities by security type consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate obligations	$3,196	$—	$(4)	$3,192
Total	$3,196	$—	$(4)	$3,192
The Company did not have marketable securities at December 31, 2019.
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value, which is described further within Note 2, Summary of Significant Accounting Policies (in thousands):

	Fair value measurements at September 30, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$111,565	$—	$—	$111,565
Marketable securities:
Corporate obligations	—	3,192	—	3,192
Total	$111,565	$3,192	$—	$114,757

	Fair value measurements at December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$91,803	$—	$—	$91,803
Total	$91,803	$—	$—	$91,803

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued employee compensation and benefits	$2,525	$3,109
Accrued external research and development expenses	772	1,799
Accrued professional fees	797	985
Other	58	465
Total accrued expenses and other current liabilities	$4,152	$6,358

6. DEBT FINANCING
Long term debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Principal amount of long term debt	$26,000	$26,000
Debt discount	(351)	(456)
Deferred financing fees	(534)	(647)
Long term debt, net	$25,115	$24,897

In January 2018, the Company entered into a Loan and Security Agreement. Under the Loan and Security Agreement, the Company granted the lender a first priority security interest in all assets of the Company, excluding intellectual property and granted a negative pledge on such intellectual property. The interest rate was LIBOR plus 8.50% per annum.
In October 2018, the Company amended its Loan and Security Agreement to extend the interest only period through January 2021 and the maturity date to January 2023 if certain conditions were met. The conditions per the agreement were met upon the completion of the IPO in May 2019. Additionally, per the amended agreement, the monthly principal payments of $1.1 million were to commence in February 2021 for 24 months. The interest rate was not changed through the amendment.
On August 28, 2020, the Loan and Security Agreement was further amended to, among other things; (i) extend the date on which repayment of principal commences until November 2021, (ii) provide for further extensions of the date on which repayment of principal commences to January 2022 and May 2022, provided that certain specified regulatory and clinical milestones are satisfied by the Company, (iii) increase the final payment fee from 5.35% to 6.35% and (iv) add a 0.20% floor to the LIBOR rate. The interest rate was 8.70% as of September 30, 2020.
For the nine months ended September 30, 2020 and 2019, interest expense arising from the amortization of the debt discount and deferred financing fees was $0.3 million and $0.4 million, respectively.
Terminal Interest Fee
The Company's debt facility includes a terminal interest fee obligation totaling $1.7 million, which is due with the final principal payment of the loan and has been modified from time to time as the facilities were amended. The Company is accruing the terminal fee obligation over the term of the facility. The carrying value of the terminal interest fee was $1.0 million and $0.9 million at September 30, 2020 and December 31, 2019, respectively.
The scheduled principal maturity of the long term debt as of September 30, 2020 is as follows (in thousands):

Year Ending December 31,
2021	$2,167
2022	13,000
2023	10,833
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
2020 Follow-on Offering
On May 18, 2020, the Company completed a public offering pursuant to which the Company issued an aggregate of 12,650,000 shares of its common stock, which included the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $4.75 per share, before deducting underwriting discounts and commissions. The Company received net proceeds of approximately $55.9 million after deducting the underwriting discounts, commissions, and other offering expenses.
At-the-Market Offering

On June 5, 2020, the Company entered into a sales agreement with SVB Leerink LLC (“SVB Leerink”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35 million from time to time through SVB Leerink, acting as its agent (the “ATM Offering”). During the three and nine months ended September 30, 2020, the Company sold an aggregate of 1,253,597 and 1,658,861 shares, respectively, of its common stock under the ATM Offering for net cash proceeds of $6.9 million and $9.0 million, respectively, after deducting commissions and expenses of $0.2 million and $0.4 million, respectively.
2019 Stock Option and Incentive Plan
The 2019 Stock Option and Incentive Plan (the "2019 Plan") provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and cash-based awards to the Company's officers, employees, directors and consultants. The number of shares available for future grant under the 2019 Plan was 747,299 as of September 30, 2020.
2019 Employee Stock Purchase Plan
The 2019 Employee Stock Purchase Plan (the "2019 ESPP") provides participating employees with the opportunity to purchase shares of common stock. As of September 30, 2020, the total number of shares that may be issued under the 2019 ESPP was 469,069 shares. As of September 30, 2020, no shares have been issued under the 2019 ESPP.
Fair Value of Stock Awards
The fair value of each option issued to employees was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.38%	1.43% - 1.95%	1.12%	1.43% - 2.50%
Expected option life (in years)	6.06	0.34 - 6.25	5.93	0.25 - 6.25
Expected dividend yield	0%	0%	0%	0%
Expected volatility	75.5%	73.4%	73.6%	73.4%

Stock Option Activity
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding as of January 1, 2020	5,176,944	$7.35
Granted	801,890	4.44
Exercised	(4,071)	1.12
Canceled	(812,963)	8.93
Outstanding as of September 30, 2020	5,161,800	$6.65	7.52	$1,772
Exercisable as of September 30, 2020	2,835,131	$6.98	6.71	$1,151
Vested or expected to vest as of September 30, 2020	5,136,800	$6.65	7.52	$1,772
The intrinsic value of options exercised was nominal during both the nine months ended September 30, 2020 and 2019.
The weighted-average grant date fair value of the options granted during the nine months ended September 30, 2020 and 2019, was $2.83 and $6.73 per share, respectively.
Restricted Stock Units
The fair values of restricted stock units are based on the market value of our stock on the date of grant. The following table summarizes the Company's restricted stock unit activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 1, 2020	66,801	$3.40
Granted	336,166	4.61
Vested	—	—
Forfeited	(108,371)	3.68
Outstanding as of September 30, 2020	294,596	$4.67
Stock-Based Compensation Expense
Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$532	$659	$2,129	$1,727
General and administrative	840	1,019	2,798	2,595
Total stock compensation expense	$1,372	$1,678	$4,927	$4,322

As of September 30, 2020, there was $8.3 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 2.1 years and $0.8 million of unrecognized compensation expense related to unvested restricted stock units that is expected to be recognized over a weighted-average period of approximately 1.8 years.

8. NET LOSS PER SHARE
Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(12,437)	$(17,304)	$(41,338)	$(43,324)
Accretion of redeemable convertible preferred stock	—	—	—	(46)
Net loss attributable to common stockholders	$(12,437)	$(17,304)	$(41,338)	$(43,370)
Denominator:
Weighted average common shares outstanding, basic and diluted	36,942,475	23,083,367	29,804,034	14,430,397
Net loss per share, basic and diluted	$(0.34)	$(0.75)	$(1.39)	$(3.01)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2020	2019
Options to purchase common stock	5,161,800	4,895,872
Unvested restricted stock units	294,596	—
	5,456,396	4,895,872

9. RELATED-PARTY TRANSACTIONS
In August 2019, the Company entered into a consulting agreement with the chairman of the Company's Board of Directors to provide various consulting services to the Company. The total expense under the agreement for the three and nine months ended September 30, 2020 was $0.1 million and $0.2 million, respectively. As of September 30, 2020, there were no amounts payable to the chairman for costs related to the consulting agreement.

10. SUBSEQUENT EVENTS
The Company has evaluated subsequent events for financial statement purposes occurring through November 12, 2020, the date that these condensed consolidated financial statements were issued.

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

Overview
We are a clinical-stage biotechnology company focused on pioneering a new approach to treat complex diseases and improve health using endogenous metabolic modulator, or EMM, compositions. Our product candidates are comprised of multiple EMMs that are engineered in distinct combinations and ratios with the goal of simultaneously impacting multiple biological pathways. Our pipeline includes lead therapeutic candidates for non-alcoholic steatohepatitis, or NASH, and the reduction in risk of overt hepatic encephalopathy, or OHE, recurrence. Additional muscle- and blood-related programs are in earlier-stage development.

Using our development platform, we have efficiently designed a pipeline of product candidates that are comprised of amino acids and their derivatives, which have a general history of safe use. These orally administered compositions have shown the potential to generate multifactorial effects in initial Clinical Studies.

An overview of our current therapeutic product candidates and their current development status is illustrated below.

1.Initial Clinical Studies refers to Non-IND Clinical Studies initiated prior to a development path decision.
2.Planned Clinical Trial, contingent upon IND acceptance by the FDA and other factors such as the impact of the COVID-19 pandemic.
3.On August 5, 2020, we announced positive top-line results for our AXA1665-002 Clinical Study. Indication expected to be reduction in risk of overt hepatic encephalopathy recurrence contingent upon IND acceptance by the FDA.

We have yet to make a development decision for our other product candidates, AXA2678 and AXA4010.

1.Initial Clinical Studies refers to non-IND Clinical Studies initiated prior to a development path decision. Timing of planned cohort 1 readout based on current expectations and subject to risks associated with the COVID-19 pandemic.
To date, we have funded our operations with proceeds from the sale of preferred stock and common stock, and borrowing of debt. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $12.4 million and $17.3 million for the three months ended September 30, 2020 and 2019, respectively and our net losses were $41.3 million and $43.3 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $257.4 million. We expect to incur net losses as we continue to develop our product candidates.
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
As of September 30, 2020, we had cash, cash equivalents and marketable securities of $117.3 million. We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2020 will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “Liquidity and Capital Resources.” To finance our operations significantly beyond that point, we will need to raise additional capital, which cannot be assured.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2020 and 2019
The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	Change

Operating expenses:
Research and development	$7,541	$12,157	$(4,616)
General and administrative	4,184	4,840	(656)
Total operating expenses	11,725	16,997	(5,272)
Loss from operations	(11,725)	(16,997)	5,272
Other income/(expense), net	(712)	(307)	(405)
Net loss	$(12,437)	$(17,304)	$4,867
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Salary and benefits-related	$3,707	$3,666	$41
Clinical research and outside services	2,766	7,646	(4,880)
Facility related and other	1,068	845	223
Total research and development expenses	$7,541	$12,157	$(4,616)

Clinical research and outside services costs decreased by $4.9 million due to lower costs associated with Clinical Studies' expenses as the Company has completed its AXA1125-003 Clinical Study, the wind down of its AXA1665-002 Clinical Study, and the closure of its AXA1957-002 pediatric study.
General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Salary and benefits-related	$2,430	$2,479	$(49)
Other contract services and outside costs	1,370	1,784	(414)
Facility related and other	384	577	(193)
Total general and administrative expenses	$4,184	$4,840	$(656)

Other contract services and outside costs decreased by $0.4 million, driven by decreases in professional and legal fees, largely as a result of one-time expenses related to becoming a public company in 2019.
Other Income (Expense), net
Other income (expense), net was $0.7 million for the three months ended September 30, 2020, compared to $0.3 million for the three months ended September 30, 2019. The increase in other income (expense), net was driven by lower interest income of $0.5 million, partially offset by lower interest expense on borrowings under our loan and security agreement of $0.1 million as a result of declines in interest rates.
Comparison of the Nine Months Ended September 30, 2020 and 2019
The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change

Operating expenses:
Research and development	$26,441	$29,063	$(2,622)
General and administrative	12,928	13,036	(108)
Total operating expenses	39,369	42,099	(2,730)
Loss from operations	(39,369)	(42,099)	2,730
Other income/(expense), net	(1,969)	(1,225)	(744)
Net loss	$(41,338)	$(43,324)	$1,986
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Salary and benefits-related	$12,498	$10,153	$2,345
Clinical research and outside services	10,647	16,072	(5,425)
Facility related and other	3,296	2,838	458
Total research and development expenses	$26,441	$29,063	$(2,622)

The increase of $2.3 million in salary and benefits-related costs resulted from higher average salaries and bonuses for personnel in research and development. This included an increase of $0.4 million in stock compensation expense due to an increase in the number of awards granted. Clinical research and outside services costs decreased by $5.4 million due to lower costs associated with Clinical Studies' expenses as the Company has completed its AXA1125-003 Clinical Study, the wind down of its AXA1665-002 Clinical Study, and the closure of its AXA1957-002 pediatric study.

General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Salary and benefits-related	$7,795	$7,340	$455
Other contract services and outside costs	4,033	4,538	(505)
Facility related and other	1,100	1,158	(58)
Total general and administrative expenses	$12,928	$13,036	$(108)

Salary and benefits-related costs increased by $0.5 million primarily as a result of increased headcount in connection with becoming a public company. This includes an increase of $0.2 million in stock compensation expense due to an increase in the number of awards granted. Other contract services and outside costs decreased by $0.5 million, driven by decreases in professional and legal fees, largely as a result of one-time expenses related to becoming a public company in 2019.
Other Income (Expense), net
Other income (expense), net was $2.0 million for the nine months ended September 30, 2020, compared to $1.2 million for the nine months ended September 30, 2019. The increase in other income (expense), net was driven by lower interest income of $1.1 million, partially offset by lower interest expense on borrowings under our loan and security agreement of $0.4 million as a result of declines in interest rates.

Liquidity and Capital Resources
Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock and common stock, and borrowings under our loan and security agreement.
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
On June 5, 2020, we entered into a sales agreement with SVB Leerink LLC, or SVB Leerink, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $35 million from time to time through SVB Leerink, acting as our agent, or the ATM Offering. During the three and nine months ended September 30, 2020, the Company sold an aggregate of 1,253,597 and 1,658,861 shares, respectively, of its common stock under the ATM Offering for net cash proceeds of $6.9 million and $9.0 million, respectively, after deducting commissions and expenses of $0.2 million and $0.4 million, respectively.

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(39,708)	$(37,581)
Cash used in investing activities	(3,255)	(83)
Cash provided by financing activities	64,973	63,553
Net increase in cash and cash equivalents	$22,010	$25,889
Operating Activities
During the nine months ended September 30, 2020, operating activities used $39.7 million of cash, primarily resulting from our net loss of $41.3 million and net cash used by changes in our operating assets and liabilities of $4.0 million, partially offset by net non-cash charges of $5.6 million, of which $4.9 million was stock-based compensation expense. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted of decreases in accounts payable, accrued expenses and other current liabilities of $3.1 million and an increase in prepaid expenses and other assets of $0.9 million. The decreases in accounts payable, accrued expenses and other current liabilities was driven by the timing of research and development activities and the payment of 2019 incentive bonuses. The increase in prepaid expenses and other assets was primarily due to increased prepayments for business insurance.
During the nine months ended September 30, 2019, operating activities used $37.6 million of cash, primarily resulting from our net loss of $43.3 million, an increase in prepaid expense of $2.1 million and a decrease in accrued expenses of $0.5 million. The increase in prepaid expenses was due to upfront payments for Clinical Study expenses and business insurance. This was partially offset by non-cash charges, including stock-based compensation expense of $4.3 million, depreciation expense of $0.5 million and an increase in accounts payable of $2.0 million.
Investing Activities
During the nine months ended September 30, 2020, net cash used in investing activities primarily consisted of the purchase of marketable securities totaling $3.2 million.
During the nine months ended September 30, 2019, net cash used in investing activities primarily consisted of the purchase of capital equipment.
Financing Activities
During the nine months ended September 30, 2020, net cash provided by financing activities of $65.0 million solely consisted of the net proceeds from the issuance of common stock.
During the nine months ended September 30, 2019, net cash provided by financing activities of $63.6 million primarily consisted of net proceeds from the issuance of common stock upon the completion of our IPO.

Loan and Security Agreement
At September 30, 2020, we had $26.0 million in outstanding long-term debt pursuant to our loan and security agreement. Pursuant to the recent amendment of the loan and security agreement, the interest-only period was extended through October 2021 and the maturity date was extended to October 2023. Monthly principal payments of $1.1 million will commence November 2021 for 24 months and provides for further extensions of the date on which repayment of principal commences to January 2022 and May 2022, provided that certain specified regulatory and clinical milestones are satisfied by the Company. The terminal interest fee of 6.35%, or $1.7 million, is due with the final principal payment of the loan. We granted the lender a first priority security interest in all of our assets, excluding intellectual property and ranted a negative pledge on such intellectual property. There are no financial covenants under our loan and security agreement.
Funding Requirements
We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2020 will be adequate to fund our operating expenses, capital expenditure requirements and debt service obligations through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance existing product candidates into additional Clinical Trials and Clinical Studies and develop new product candidates. Our cash requirements depend on numerous factors, including, without limitation, expenditures in connection with our research and development programs, including with respect to the timing and progress of Clinical Trials, Clinical Studies and preclinical development activities; payments to CROs, CMOs and other third-party providers; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our ability to raise additional equity or debt financing; potential repayments of our long-term debt; and our ability to enter into collaboration or license agreements and our receipt of any upfront, milestone or other payments thereunder. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. See “Risk Factors” for further discussion of these and additional risks and uncertainties that may significantly affect the timing and amount of expenditures of our capital resources.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Not required by Small Reporting Company rules.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2020 were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three and nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material change to our internal control over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effect of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

•We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
•We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete development and commercialization of our product candidates.
•Clinical development is a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates, which could impair our ability to fund our operations or obtain financing on acceptable terms, or at all.
•Any use of our product candidates to support and maintain homeostasis, which helps support normal structures and functions of the body, or to modulate dysregulated metabolism is a novel approach and negative perception of any product candidates that we develop could adversely affect our ability to conduct our business, obtain regulatory approvals or identify alternate regulatory pathways, to the extent required by applicable laws, to market such product candidates.
•All of our drug product candidates will require significant additional preclinical and/or clinical development before we can seek regulatory approval for and launch a drug product commercially.
•The successful development of our product candidates is highly uncertain.
•We face significant competition from other healthcare companies, and our operating results will suffer if we fail to compete effectively.
•If we lose key management personnel, or if we are unable to recruit additional highly skilled personnel, our ability to identify and develop new or next generation product candidates will be impaired, could result in loss of markets or market share and could make us less competitive.
•COVID-19 may materially and adversely affect our business and our financial results.

•We currently have no marketing and sales organization and have no experience in marketing products for therapeutic or non-drug uses. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.
•We are very early in our development efforts. Our drug product candidates will require significant additional preclinical and clinical development before we seek regulatory approval. Product candidates that we decide to bring to market as non-drug products may also require additional development, and all of our product candidates may require significant interactions with regulatory authorities and investments before their respective commercial launches. If we are unable to advance our product candidates to final development, meet regulatory requirements, including obtaining regulatory approval, where applicable, or ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
•Regulatory requirements for development of our product candidates as drugs or as non-drug products are uncertain and evolving. Changes in these laws, including our ability to conduct Clinical Studies or Clinical Trials, or the current interpretation or application of these laws, or conflicts between us and the FDA on the applicability or interpretation of applicable laws, would have a significant adverse impact on our ability to develop and commercialize our products.
•If we are unable to obtain and maintain patent protection for any product candidates we develop or for our development platform or other technologies, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
•We rely on third parties to conduct our Clinical Studies and will rely on third parties to conduct any Clinical Trials for any product candidate that we decide to develop as a drug product candidate and to assist us in meeting the regulatory requirements applicable to development and marketing of our products. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize any potential product candidates.
•We have experience manufacturing our product candidates only for purposes of our ongoing and completed Clinical Studies to date, and have very limited experience manufacturing our product candidates for the purposes of Clinical Trials, or at commercial scale, and if we decide to establish our own manufacturing facility for our product candidates, we cannot assure you that we can manufacture our product candidates in compliance with regulations at a cost or in quantities necessary to make them commercially viable.
•The trading price of our stock is highly volatile.
The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

Risks related to our financial position and capital needs
We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
We are a biotechnology company with a limited operating history. Investment in product development in the healthcare industry, including of biotechnology products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and/or become commercially viable. To date, our product candidates have been or are currently being studied in Clinical Studies as food products. Subject to positive feedback and allowance by FDA for our AXA1665 and AXA1125 programs, we plan to pursue future development of AXA1665 and AXA1125 in Clinical Trials enabled by IND applications. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2008. Our net loss was $41.3 million for the nine months ended September 30, 2020 and $59.0 million for the year ended December 31, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $257.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates in Clinical Studies, Clinical Trials for any product candidate we elect to develop as a drug product candidate under an IND and as we seek regulatory approvals, as necessary, for and commercialize our product candidates, if approved. We anticipate that our expenses will increase substantially if, and as, we:

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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts for our current and future programs: to conduct further research and development, preclinical studies, Clinical Studies and/or Clinical Trials for any product candidates we elect to develop as a drug product candidate under an IND; to validate the manufacturing process and specifications for our product candidates; to seek regulatory approvals for or identify alternate regulatory pathways to market for our product candidates; and to launch and commercialize any products for which we receive regulatory approval or identify an alternate regulatory pathway to market, including potentially building our own commercial organization. As of September 30, 2020, we had $117.3 million of cash, cash equivalents and marketable securities on hand. Based on our current operating plan, we believe that our existing cash and cash equivalents, will enable us to fund our operating expenses, capital expenditure requirements and debt service obligations through at least the next 12 months. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from our expectations, and we will in any event require additional capital in order to complete clinical development of any of our current product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
•the FDA or other regulatory authorities may disagree with the design, implementation or results of our Clinical Studies or Clinical Trials, which may delay or prevent us from pursuing certain regulatory pathways for product developments, or require us to submit additional data such as long-term toxicology studies or impose other requirements before permitting us to initiate or complete a Clinical Trial of any phase. For example, the FDA could require that we terminate a Clinical Study for a product candidate and continue such study only under an IND, and we may not be able to obtain such an IND, or we may be subject to an enforcement action for conducting a Clinical Study not under an IND. Additionally, although we hope to use data from Clinical Studies that we have completed for AXA1665 and AXA1125 to support initial Clinical Trials in late phases (Phase 2 or registrational trials), the FDA may not authorize us to pursue a Clinical Trial for one or more of these product candidates in a late phase or at all;
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
Novel EMMs compositions with defined ratios and formulations as our product candidates and the potential drug and non-drug applications of our product candidates represents a novel approach. Our product candidates in general may not be successfully developed or commercialized or gain the acceptance of the public or the medical community. For any product candidate that we choose to develop as a drug product candidate, our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates, prescribing potential treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. For any product candidate that we choose to develop as a non-drug product candidate, our success will depend on finding partners in a non-drug market who can help successfully commercialize product candidates as non-drug product candidates, such as dietary supplements. In addition, our success will also depend on consumer acceptance and adoption of our products that we, or a future partner, commercialize, if any. Adverse events, which may include death, in Clinical Studies and Clinical Trials of our product candidates or in studies or Clinical Trials of other parties developing similar products and the resulting publicity, as well as any other adverse events in the field of EMMs and metabolic pathways, could result in a decrease in demand for any product that we may develop. In addition, responses by the U.S. federal, state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval, if applicable, identify alternate regulatory pathways to market or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects, and may delay or impair the development and commercialization of our product candidates or demand for any products we may commercialize.
All of our drug product candidates will require significant additional preclinical and/or clinical development before we can seek regulatory approval for and launch a drug product commercially.
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

In addition, there are additional companies that are working on modulating specific metabolic pathways involved in various health and disease conditions, although we are not aware of any company creating products targeting metabolic multifactorial activity for the same indications and targets as us, Entrinsic Biosciences, Inc. is developing amino acid combinations to treat gastrointestinal disorders and other conditions associated with dysfunctional transport membrane proteins. Entrinsic Biosciences has disclosed plans to file an IND for NET Carcinoid Syndrome Diarrhea in 2020 and has a pipeline of other product candidates in preclinical and discovery programs targeting cystic fibrosis, iron dysregulation, tumor regression, atopic dermatitis and wound healing. Companies with clinical programs that could compete with our current pipeline of product candidates include 89bio, Inc., Akero Therapeutics, Inc., Bausch Health, Bristol-Myers Squibb Co., Esperion Therapeutics, Inc., Genfit SA, Gilead Sciences, Inc., Intercept Pharmaceuticals, Inc., Kaleido Biosciences, Inc., Madrigal Pharmaceuticals, Inc., Mallinckrodt plc, NGM Biopharmaceuticals Inc., Novartis AG, Scholar Rock Holding Corporation, and Viking Therapeutics, Inc., among others.
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
Our ability to compete in the highly competitive biotechnology industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on our management, scientific and medical personnel, including David Epstein, our Chairman of the board of directors, William Hinshaw, our President and Chief Executive Officer; Manu Chakravarthy, M.D., Ph.D., our Executive Vice President of Clinical Development and Chief Medical Officer; Laurent Chardonnet, our Senior Vice President and Chief Financial Officer; Paul Fehlner, J.D., Ph.D., our Senior Vice President, Chief Legal Officer and Corporate Secretary; Stephen Mitchener, PharmD, our Senior Vice President and Chief Business Officer: Andrew Suchoff, our Senior Vice President and Chief People Officer. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.We conduct our operations in Massachusetts. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice.

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

In response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.
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

We are early in our development efforts and we have not initiated Clinical Trials for any of our product candidates to allow for development of such candidates as drug product candidates. In addition, as an organization, we have not yet commenced or completed any Clinical Trials. We recently completed our AXA1125-003 Clinical Study of AXA1125 and AXA1957 and plan to conduct a Clinical Trial of AXA1125 for NASH subject to successful filing of an IND. We also recently completed our AXA1665-002 Clinical Study of AXA1665 and conduct a Phase 2 Clinical Trial of AXA1665 for OHE subject to successful filing of an IND. AXA4010 is currently being studied as a non-drug product under food regulations in an ongoing Clinical Study, although the ultimate pathway under which we will develop AXA4010, AXA2678 and future other product candidates is subject to change depending on a number of factors.

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
Our limited operating history may make it difficult to evaluate our technology and industry and predict our future performance. Specifically, to date we have conducted Clinical Studies for our product candidates to evaluate safety and tolerability and impact on normal structure and function only in healthy subjects or subjects with certain disease conditions. For product candidates we develop under an IND with patient populations reflecting the desired indication for such product candidate, the physiological structure and function data we observed in our Clinical Studies for such product candidate may not be replicated in or be consistent with results from Clinical Trials and such product candidate may not meet therapeutic efficacy endpoints in Clinical Trials. For instance, while we recently announced positive top-line data in both our (i) AXA1125-003 Clinical Study, including reductions in liver fat content and markers of fibroinflammation and (ii) AXA1665-002 Clinical Study, including a balancing of plasma amino acids, stabilizing ammonia levels and an improvement in measures of neurocognition, such results may not be replicated in larger Clinical Trials.
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
Our projections of both the non-drug and drug market sizes we may target and the incidence and prevalence of our target populations are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, input from key opinion leaders, patient foundations or secondary market research databases, and other sources and may prove to be incorrect. Further, new studies may change the estimated market sizes or the incidence or prevalence of target diseases we may target with potential drug product candidates. For those product candidates we develop under an IND, regulatory approvals may include limitations for use or contraindications that decrease the addressable patient population. The number of subject individuals may turn out to be lower than expected. Additionally, the potentially addressable patient population for our drug product candidates may be limited or may not be amenable to treatment with such product candidates. For instance, we estimate that there are approximately 500,000 U.S. patients with covert or overt hepatic encephalopathy, representing a market of up to $1 billion, and that there are approximately 16.5 million U.S. patients with NASH (and growing), representing a market that is expected to grow to at least $8 billion by 2027. Even if we obtain significant market share for our product candidates, because certain potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications for drugs or expanding the target market size for non-drug products.

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
As of September 30, 2020, we had 66 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including, but not limited to:
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
Our operations, and those of our CROs, contract manufacturing organizations, or CMOs, manufacturers of the raw materials used in our product candidates and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, derechos, fires, extreme weather conditions, medical epidemics, including the current global spread of COVID-19, and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. For our Clinical Studies, we rely on third-party manufacturers to produce our product candidates, on CROs for conducting various portions of such studies and on various consultants throughout the study process. For materials to be used in any future Clinical Trials, we plan to rely on an external CMO for the entire manufacturing supply chain and plan to continue using CROs and consultants in connection with conducting such trials. Our ability to obtain supplies of our product candidates and services from CROs and consultants could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.
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
As of September 30, 2020, we had cash, cash equivalents and marketable securities of $117.3 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents and marketable securities since September 30, 2020, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
Our loan agreement subjects us to operating restrictions and financial covenants and may restrict our business and financing activities.
On January 9, 2018, we entered into a loan and security agreement with Solar Capital Ltd., or Solar, for term loans in an aggregate principal amount of $26.0 million, which we amended on October 5, 2018, November 30, 2018 and August 28, 2020. Our obligations under the loan agreement are secured by a first priority security interest in our assets, excluding intellectual property and certain other exceptions. We are subject to a negative pledge covenant with respect to our intellectual property. The loan agreement contains customary representations, as well as customary affirmative and negative covenants. Among other restrictions, the negative covenants, subject to exceptions, prohibit or limit our ability to: declare dividends or redeem or purchase equity interests; incur additional liens; make investments; incur additional indebtedness; engage in mergers, acquisitions and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business. These covenants may restrict our ability to finance our operations and to pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control.
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
Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, FDA may not be able to continue its current pace and review timelines could be extended.

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
The FDA and comparable foreign regulatory authorities such as the EMA have expressed interest in further regulating biotechnology products and product candidates such as ours. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in Clinical Studies or Clinical Trials of our product candidates or similar products conducted by others may cause the FDA or comparable foreign regulatory authorities to change the requirements for approval of any of our product candidates. The FDA or comparable foreign regulatory authorities may impose unexpected, onerous requirements on our products because they are composed of multiple amino acids, requiring a clinical demonstration of the functionality and contribution of each component of our product candidates. Such requirements may include additional studies or analyses. Similarly, the EMA and member states govern the development of product candidates as drugs in the European Union and member state regulatory bodies govern the development of product candidates under non-drug regulations and may issue new guidelines concerning the development and marketing authorization for our product candidates and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may, for our drug product candidates, result in a review and approval process that is longer than we otherwise would have expected and delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete Clinical Trials and commercialize our current and future product candidates in a timely manner, if at all.
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

Furthermore, exclusive marketing rights in the United States may be limited if we seek approval for a product candidate that we decide to develop as a drug an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective, or if we are unable to assure sufficient quantities of the product to meet the needs of patients with the orphan-designated disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may receive and be approved for the same condition, and only the first applicant to receive approval will receive the benefits of marketing exclusivity for a given drug product for a given indication. Even with respect to the indications for which we received orphan designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, and thus approval of our product candidates could be blocked for seven years if another company previously obtained approval and orphan drug exclusivity for the same drug and same condition. Moreover, even after an orphan-designated product is approved, the FDA can subsequently approve a later drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug, nor gives the drug any advantage in the regulatory review or approval process. In addition, while we may seek orphan drug designation for our drug product candidates, we may never receive such designations.
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
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current administration may impact our business and industry. Namely, the current administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA's ability to engage in routine regulatory and oversight activities, such as implementing statutes through rule-making, issuance of guidance and review and approval of marketing applications. It is difficult to predict how these executive actions, including any executive orders, will be implemented, and the extent to which they will impact the FDA's ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA's ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, where applicable, our ability to continue to market and sell our products and we may not achieve or sustain profitability.
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
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court and the Trump administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation's automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, two percent per fiscal year through 2030, due to subsequent legislative amendments, unless Congress takes additional action. However, the Medicare sequester reductions under the Budget Control Act will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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
We may face competition in the United States for our product candidates that we elect to develop as drug product candidates and that are subsequently approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act, or MMA, contains provisions that call for the promulgation of regulation that expand pharmacists’ and wholesalers' ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the MMA provides that these changes to U.S. importation laws will not take effect unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of the HHS made such certification to Congress, and on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final rule and guidance are unknown at this time. Proponents of drug re-importation may attempt to pass legislation that would directly allow re-importation under certain circumstances. Legislation or regulations allowing the re-importation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.
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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, development platform and other technologies we may develop. We seek to protect our proprietary position by filing patent applications in the United States and abroad relating to our product candidates and development platform, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. As of September 30, 2020, we have six granted patents covering certain of our product candidates, and we have filed or intend to file patent applications on our product candidates, certain aspects of our development platform and other technology; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.

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
Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned patents. With respect to our patent portfolio, as of September 30, 2020 our product candidate-related patent portfolio consists of 19 patent families, including six granted U.S. patents, 17 U.S. pending patent applications (including provisional applications) and 173 owned pending patent applications in jurisdictions outside of the United States (including Patent Cooperation Treaty applications) that, in many cases, are counterparts to the foregoing U.S. patents and patent applications, which include claims directed to compositions, methods of use, treatment of indications, dosing, formulations and methods of manufacturing. With respect to owned intellectual property, we cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.
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

Risks related to our common stock
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
As of September 30, 2020, our executive officers, directors and their affiliates and 5% stockholders held, in the aggregate, approximately 59.5% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may feel are otherwise in their best interests.
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
None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

3.2
Amended and Restated Bylaws of Registrant, as amended on May 4, 2020 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38901) filed with the Securities and Exchange Commission on May 11, 2020).

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

10.1#*	First Amendment to Amended and Restated Employment Agreement between the Registrant and Manu Chakravarthy, dated August 1, 2020.
10.2#*	First Amendment to Amended and Restated Employment Agreement between the Registrant and Paul Fehlner, dated September 16, 2020.
10.3
Third Amendment to Loan and Security Agreement, dated August 28, 2020, between the Registrant and Solar Capital Ltd. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38901) filed with the Securities and Exchange Commission on August 31, 2020).

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

AXCELLA HEALTH INC.

Date:	November 12, 2020	By:	/s/ William R. Hinshaw, Jr.
William R. Hinshaw, Jr. President, Chief Executive Officer and Director

AXCELLA HEALTH INC.

Date:	November 12, 2020	By:	/s/ Laurent Chardonnet
Laurent Chardonnet Senior Vice President and Chief Financial Officer