Form 10-K
period 2020-12-31
Axcella Health Inc.
filed 2021-03-17
CIK 1633070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________
FORM 10-K
______________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _ TO _
COMMISSION FILE NUMBER 001-38501
______________________________________________________________________________
AXCELLA HEALTH INC.
(Exact name of registrant as specified in its charter)
______________________________________________________________________________

Delaware	26-3321056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

840 Memorial Drive Cambridge, Massachusetts (Address of principal executive offices)	02139 (Zip Code)

(857) 320-2200 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	AXLA	The Nasdaq Global Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $106,565,992 as of June 30, 2020 (based on a closing price of $5.53 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 12, 2021, the registrant had 37,690,435 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its 2021 annual meeting of shareholders, or the Proxy Statement, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2020. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•the success, cost and timing of our product development activities, including statements regarding the timing of initiation and completion of preclinical studies, Clinical Studies or Clinical Trials and related preparatory work, and the timing of the availability of the results of these preclinical studies, Clinical Studies and Clinical Trials, including our IND submissions and planned Clinical Trials for AXA1125 and AXA1665;
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
•the effect of the COVID-19 pandemic on any of the foregoing; and
•other risks and uncertainties, including those discussed in Part II, Item 1A, Risk Factors in this Annual Report.
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

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
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

•Our product candidates require precise, high-quality manufacturing capabilities. If any of our third-party manufacturers encounter difficulties in manufacturing our product candidates, our ability to provide supply of our product candidates for Clinical Studies or Clinical Trials, or for future commercial supply of products we bring to market under applicable regulatory requirements and approvals, could be delayed or terminated, or we may be unable to maintain a commercially viable cost structure.
•The trading price of our stock is highly volatile.
The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

PART I
Except where the context otherwise requires or where otherwise indicated, the terms “Axcella,” “Axcella Health,” “we,” “us,” “our,” “our company,” “the Company,” and “our business” refer to Axcella Health Inc. and its consolidated subsidiary.
Item 1. Business
Overview
We are a clinical-stage biotechnology company focused on pioneering a new approach to treat complex diseases and improve health using endogenous metabolic modulator, or EMM, compositions. Our product candidates are comprised of multiple EMMs that are engineered in distinct combinations and ratios with the goal of simultaneously impacting multiple biological pathways. Our pipeline includes our lead therapeutic candidates: AXA1665 for the reduction in risk of recurrent overt hepatic encephalopathy, or OHE, and AXA1125 for non-alcoholic steatohepatitis, or NASH.
Using our development platform, we have efficiently designed product candidates that are comprised of amino acids and their derivatives, which have a general history of safe use. The orally administered EMM compositions that we have tested to date have shown the potential to generate multifactorial effects in our initial Clinical Studies.
Once we design a product candidate, we decide whether to initially evaluate it in (i) a non-investigational new drug application, or non-IND, Institutional Review Board, or IRB, approved clinical study under U.S. Food and Drug Administration, or the FDA, regulations and guidance supporting research with food (as noted herein, the term food also includes dietary supplements) or (ii) in a clinical trial under an IND. In this Annual Report, we refer to our non-IND Clinical Studies as “Clinical Studies” and our planned IND-enabled Clinical Trials as “Clinical Trials.” A Clinical Study allows us to evaluate a product candidate’s safety, tolerability and permissible secondary endpoints (e.g. impact on normal structures and functions of the body, including metabolic pathways) before we determine the next steps in its development.
In 2020, we completed and reported top-line data from our latest Clinical Studies of AXA1665 and AXA1125:
•In AXA1665-002, AXA1665 was well tolerated in subjects with mild and moderate hepatic insufficiency and no significant safety signals were observed in patients dosed with this candidate. Additionally, dose dependent changes were noted across measures of amino acid metabolism and neurocognition over 12 weeks. These included statistically significant (p <0.05) improvements in the Fischer Ratio and the psychometric hepatic encephalopathy score (PHES) in the AXA1665 high dose arm versus placebo. Additionally, clinically relevant trends were seen in certain measures of nitrogen/ammonia handling and physical function in the AXA1665 arms versus placebo. Based on AXA1665’s differentiated, multi-targeted design and these data, we believe this candidate holds the potential to reduce OHE events and improve the quality of life for cirrhotic patients.
•In AXA1125-003, AXA1125 was well tolerated in subjects with presumed NASH, and no significant safety signals were observed in patients dosed with this candidate. Additionally, sustained reductions versus placebo over 16 weeks were noted across key biomarkers of metabolism, inflammation and fibrosis, including MRI-PDFF, HOMA-IR, ALT and ProC3. Among subjects with type 2 diabetes enrolled in the study (~40% of the overall study cohort), reductions in most biomarkers tended to be of a higher magnitude compared to the overall cohort. Based on AXA1125’s multi-targeted design and these data, we believe this candidate holds the potential to serve as a first-line NASH monotherapy for both adult and pediatric patients and be used in combination with other agents if required.
In the second quarter of 2021, we plan to initiate a Phase 2 Clinical Trial of AXA1665 and a Phase 2b Clinical Trial of AXA1125.

About Endogenous Metabolic Modulators (EMMs)
EMMs encompass a broad set of molecular families, including amino acids, bile acids, other intermediary substrates and hormones. Together, these molecules can serve as master regulators and signaling agents, driving multiple pathways to elicit multifactorial effects that integrate basic cellular functioning to impact fundamental biologies. Such biologies include cellular bioenergetics (e.g., tricarboxylic acid cycle and electron transport chain), nutrient handling (e.g., de novo lipogenesis, or metabolic formation of fat, gluconeogenesis, or the generation of glucose from certain non-carbohydrate carbon substrates, and proteogenesis, or protein formation), nutrient sensing via master regulators (e.g., via mammalian target of rapamycin, or mTOR, 5' AMP-activated protein kinase, or AMPK, fibroblast growth factor 21, or FGF21, and peroxisome proliferator-activated receptors, or PPARs), immune response and inflammation, reactive oxygen response, vascular function, neurotransmitter signaling, tissue repair, and autophagy.
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
The loss of homeostasis can be manifested in many conditions and complex diseases, including Type 2 diabetes, or T2D, NASH and non-alcoholic fatty liver disease, or NAFLD, OHE, and muscle atrophy. As an example, dysregulation in the metabolic processes and pathways controlled by the liver, such as de novo lipogenesis or gluconeogenesis can lead to an inability to adequately handle fuel substrates such as fats or carbohydrates. This ultimately results in fatty liver, insulin resistance and buildup of toxic waste products, such as ammonia. Similarly, a complex cascade of fuel dysregulation within skeletal muscles, a key organ involved in glucose disposal and utilization of amino acids as substrates for protein synthesis, can result in insulin resistance, intramuscular fat infiltration and muscle mass loss, thus decreasing muscle function. Muscle mass loss, or sarcopenia, is increasingly recognized as a critical determinant of end organ function linked to clinical outcomes and overall survival, such as in end-stage liver disease (cirrhotic sarcopenia) or in end-stage renal disease (uremic sarcopenia).
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
In addition to their known biological impacts, amino acids also have a long history of general safe use. As a result, we believe our EMM compositions will have limited off-target effects in humans as compared to traditional pharmaceutical agents. Each of the above factors provide the potential to bring about a transformation in treating complex diseases and/or supporting health.
Our EMM Composition Design Approach
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
Rapid Advancement into Human Clinical Trials
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
Clinical Development Approach
Once a product candidate is designed, we then decide whether to evaluate the candidate in a Clinical Study or under a Clinical Trial. We conduct our Clinical Studies under the FDA's September 2013 Guidance for Clinical Investigators, Sponsors, and IRBs entitled "Investigational New Drug Applications (INDs) — Determining Whether Human Research Studies Can Be Conducted Without an IND," which we believe allows for Clinical Studies to be conducted to assess a food product’s safety, tolerability and effect on normal structures or functions in humans in healthy and diseased subjects. Our Clinical Studies include a substantial number of biomarkers that may inform biologies relevant to the healthy structures and functions of the body but are not designed or intended to evaluate a product candidate’s ability to diagnose, cure, mitigate, treat or prevent a disease or other health condition.
To date, we have initially conducted clinical investigations of our product candidates in Clinical Studies. Based on initial Clinical Study results for AXA1665 and AXA1125, our two lead candidates, we decided to pursue their development as therapeutic candidates via Clinical Trials under INDs. These Clinical Trials will, therefore, evaluate each product candidate’s ability to diagnose, cure, mitigate, treat or prevent targeted diseases.
On average, it has been estimated that it takes seven or more years for a therapeutic to progress from product candidate design to Phase 2 development. Our approach has enabled us to rapidly design and investigate our product candidates, providing meaningful insights into their safety, tolerability and biological activity in diseased human subjects. Aided by the data we have generated to date and multiple regulatory interactions regarding our lead product candidates, the FDA cleared our IND for AXA1665 in early 2021, enabling us to proceed directly into a planned Phase 2 clinical trial. We also expect to enter a Phase 2b Clinical Trial of AXA1125 following an IND clearance for this candidate. We believe the achievement of these milestones approximately four years after finalizing the design of our lead product candidates validates the speed and efficiency of our approach.

Our Pipeline
The following chart summarizes our current pipeline and planned next development steps:

1. Initial Clinical Studies refers to Non-IND Clinical Studies initiated prior to making a decision to develop a product candidate as a therapeutic.
2. Planned Clinical Trials, contingent upon allowance by the FDA. Timing based on current expectations and subject to risks, including those associated with the COVID-19 pandemic.
3. Indication expected to be reduction in risk of overt hepatic encephalopathy recurrence.
AXA1665 for the Reduction in Risk of Overt Hepatic Encephalopathy (OHE) Recurrence
AXA1665 is currently being developed as a product candidate for the reduction in risk of OHE recurrence in adult patients with liver cirrhosis. In early 2021, we announced that our IND for this candidate was cleared by the FDA, enabling us to proceed directly into a Phase 2 Clinical Trial that we expect to initiate in the second quarter of 2021. Based on AXA1665’s differentiated, multi-targeted design and data gathered to date, Axcella believes this candidate holds the potential to reduce OHE events and improve the quality of life for cirrhotic patients.
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
HE is one of the most common complications of cirrhosis with multiple contributing factors, such as amino acid imbalance, ammonia toxicity, muscle wasting, infections and constipation, all of which ultimately result in diminished brain function. Emerging data suggest that muscle mass and function are key independent factors associated with progression to and severity of HE. It is estimated that up to 60% of cirrhosis subjects have sarcopenia and, separately, 40% have HE symptoms. OHE refers to the presence of neurological abnormalities that are clinically apparent and do not require specialized psychometric testing. By contrast, minimal, or covert, HE is less severe and requires specialized testing for its diagnosis, including psychometric tests. OHE is well-established as a significant cause of morbidity and mortality in the cirrhotic population and is an area that continues to have unmet medical needs.
Furthermore, muscle depletion and muscle fat infiltration occurring during cirrhosis independently increase the risk of both overt and minimal HE with increased mortality. Decline in muscle mass can also hamper the alternative pathway of ammonia detoxification, and hyperammonemia may further worsen sarcopenia, generating a vicious cycle. The highly interdependent complications of cirrhosis, sarcopenia and HE constitute a significant disease burden and can have an impact on irreversible morbidity and mortality in cirrhotic patients. We estimate that approximately 63,000 to 130,000 individuals may be affected at any given time with both cirrhotic sarcopenia and OHE in the United States.

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

Completed Clinical Study AXA1665-002
In 2020, Axcella completed its most recent Clinical Study of AXA1665, AXA1665-002. This was a 12-week (with a four-week follow-up) randomized, placebo-controlled Clinical Study to assess AXA1665’s safety, tolerability and impact on normal liver and muscle structures and functions in approximately 60 subjects with mild (Child A) and moderate (Child B) hepatic insufficiency.

1. Study design for AXA1665-002. This Clinical Study was initiated prior to determination of AXA1665 as a therapeutic product candidate.

Key results from AXA1665-002 include:
•Safety/Tolerability: Both doses of AXA1665 were well tolerated, with no significant safety issues observed. Rates of adverse events (AEs) were low, mostly unrelated to study product and generally mild or moderate. There were four serious adverse events reported in the study and two deaths (one due to complications of COVID-19; one due to a myocardial infarction during the study run-in period prior to dosing), none of which were determined to be related to AXA1665.
•Neurocognitive Function: Positive, dose dependent trends were observed in the AXA1665 arms across all three psychometric tests: Stroop EncephalApp, critical flicker frequency, and psychometric hepatic encephalopathy score (PHES). In PHES, a highly specific assessment to diagnose minimal hepatic encephalopathy (MHE), a statistically significant (p <0.05) improvement of a clinically relevant magnitude was observed in the AXA1665 high dose arm versus the placebo. Additionally, the proportion of subjects achieving a clinically relevant threshold of PHES improvement was higher in the AXA1665 arms relative to placebo.
•Amino Acid Metabolism: A dose dependent and statistically significant (p <0.05) percentage increase from baseline in Fischer Ratio (FR; a measure of branched chain amino acids ÷ aromatic amino acids) was seen in the AXA1665 arms relative to placebo (low dose: 21%, high dose: 44%), which was sustained over 12 weeks. Observed changes in FR were accompanied by concomitant decreases in circulating aromatic amino acids (Phe and Tyr), which may suggest their incorporation into protein synthesis and an improved metabolic state. Published studies suggest that aromatic amino acids may contribute to impaired neurotransmission and have correlated lower FR with poor clinical outcomes in patients with cirrhosis and end-stage liver disease.
•Ammonia Handling: Despite the increased nitrogen load delivered via the amino acids in AXA1665, fasted plasma ammonia levels remained stable in the active arms over the 12-week dosing duration. In a subset of subjects with evidence of MHE at baseline as assessed by PHES, a mean reduction from baseline of approximately 7% in fasted plasma ammonia levels was observed in subjects receiving both doses of AXA1665 at week 12.
•Muscle Structure and Function: Key measures of muscle structure (e.g. lean mass) and function (e.g. gait speed, liver frailty index, or LFI) remained essentially stable in all groups from baseline to week 12. This observation may reflect the mild hepatic insufficiency and lack of overt sarcopenia in nearly all enrolled subjects at baseline. A higher proportion of subjects in the AXA1665 arms achieved a ≥0.3 absolute reduction in LFI (i.e. less frailty) versus placebo. Previous studies suggest that a ≥0.3 reduction in the LFI score may correlate with an improved ability to conduct activities of daily living in subjects with end-stage liver disease.

Design of our Planned Phase 2 Clinical Trial

The Phase 2 trial will be a randomized, double-blind, placebo-controlled, multi-center study evaluating the efficacy, safety and tolerability of AXA1665 in patients who have experienced at least one prior OHE event and have neurocognitive dysfunction at screening. Approximately 150 patients on either lactulose ± rifaximin (stratified by rifaximin use) will be enrolled and randomized 1:1 to receive either 53.8 grams per day of AXA1665 or a calorie-matched placebo in three divided doses for 24 weeks, with a two-week safety follow-up period.
The trial will be conducted globally with a primary endpoint assessing the proportion of subjects with ≥2 point increase in the psychometric hepatic encephalopathy score (PHES) after the 24-week treatment period. Secondary endpoints will include the total number of patients experiencing an OHE breakthrough event; time to first OHE breakthrough event, including time to hospitalization; changes in physical function; and patient reported outcomes. Other endpoints include ammonia, amino acid and inflammatory biomarkers.
AXA1125 for Nonalcoholic Steatohepatitis (NASH)
AXA1125 is currently being developed as a product candidate for the treatment of NASH. Upon IND clearance from the FDA, we plan to proceed directly into a 48-week Phase 2b Clinical Trial enrolling adult subjects with biopsy confirmed NASH. This trial is expected to be initiated in the second quarter of 2021. Based on AXA1125’s differentiated, multi-targeted design and data from our earlier Clinical Studies, we believe this candidate holds the potential to serve as a first-line NASH monotherapy for both adult and pediatric patients and be used in combination with other agents if required.
About NAFLD and NASH
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
NAFLD can progress to NASH, which is characterized by necroinflammation and fibrosis, and may ultimately lead to life-threatening conditions such as cirrhosis or liver cancer, requiring liver transplant. According to the Global Liver Institute’s U.S. NASH Action Plan published in December 2020, up to 40 million people in the U.S. alone are living with NASH and approximately 10% of U.S. children are afflicted with this disease. Incidence is expected to continue increasing in parallel with the obesity and type 2 diabetes epidemics. This same report estimates that the lifetime costs for all U.S. NASH patients now exceeds $300 billion, reflecting the severity of this public health issue and its substantial burden on the overall healthcare system.
A combination of dietary modifications and increased physical activity remains the standard of care for management of NAFLD and NASH. Currently, there are no approved drug therapies for NASH in the United States.
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
Design of AXA1125
AXA1125 is a product candidate that contains six amino acids and derivatives. This product candidate was designed to target multiple metabolic pathways intersecting key organ systems (liver, muscle and gut) to support and maintain liver health. We believe that it may ultimately have the potential to impact hepatic histology by simultaneously influencing multiple pathways that affect metabolism, inflammation and fibrogenesis as summarized in the table below.

Underlying Biology	AXA1125 Design Objectives
Metabolism	Lower lipotoxicity, improve insulin sensitivity and maximize mitochondrial function by enhancing fatty acid beta-oxidation via activation of pathways such as PPARα and AMPK
Inflammation	Modulate apoptosis, macrophage function, reduce hepatic inflammatory mediators and improve gut epithelial integrity
Fibrosis	Reduce hepatic stellate cell activation and proliferation and decrease hepatic fibrogenesis by downregulating certain pathways, including TGFβ and Hif1α

Completed Clinical Study AXA1125-003
In 2020, Axcella completed its most recent Clinical Study of AXA1125, AXA1125-003. This was a 16-week (with a two-week follow-up), randomized, single-blind, placebo-controlled Clinical Study to assess safety, tolerability and impact on the liver structure and function of AXA1125 and AXA1957 in 102 adult subjects with NAFLD. Key inclusion criteria for this study included having at least 10% fat by MRI-PDFF and a corrected T1, or cT1, a measure of liver injury by multiparametric MRI, of at least 830 mSec. Subjects were stratified by the presence or absence of T2D. In this study, subjects received either AXA1125, two different doses of AXA1957 or a calorie-matched placebo control twice a day, or BID (see figure below).

1. Study design for AXA1125-003. This Clinical Study was initiated prior to determination of AXA1125 as a therapeutic product candidate.
2. Calorie matched placebo control.
Results from the study showed that AXA1125 and AXA1957 were generally well-tolerated, with sustained reductions noted for both product candidates versus placebo in key biomarkers of metabolism, inflammation and fibrosis over 16 weeks. Overall, as compared to placebo, AXA1125 demonstrated larger and more consistent reductions in clinically relevant biomarkers than AXA1957. Among subjects receiving AXA1125, 39% achieved a ≥30% relative reduction in liver fat content (MRI-PDFF), 39% achieved a ≥17 U/L reduction in alanine aminotransaminase (ALT), and 35% achieved a ≥80 mSec reduction in corrected T1 (cT1). Among the 11 subjects with type 2 diabetes receiving AXA1125, a greater proportion achieved each of these thresholds. Emerging evidence suggests that these thresholds of activity increase the likelihood of histopathological improvement in NASH subjects.
Notably, the above results were seen without impacting mean body weight or serum lipids. The adverse events (AEs) experienced in ≥10% of subjects were gastrointestinal (diarrhea, nausea, reduced appetite) and upper respiratory infection. Gastrointestinal AEs were generally mild and transient, self-resolving in two to three weeks on average. Two serious adverse events were reported, both of which were determined to be unrelated to study product administration.
Given the strength and consistency of data on AXA1125, we plan to pursue its development under an IND-enabled Phase 2b Clinical Trial, subject to FDA allowance, to study its potential to treat adult NASH. Once this trial is underway, we plan to re-engage with the FDA to discuss a development approach for pediatric NASH.

Future Pipeline Opportunities
Many EMMs, including amino acids, are well established agents used to support health. Single EMMs and simple EMM combinations also are already approved as treatments for sickle cell disease, dyslipidemia, inborn errors of metabolism and other conditions. We believe EMM compositions have the potential to address a variety of diseases and conditions, including areas related to metabolism, muscle atrophy, mitochondrial biology, neuroprotection, inflammation and immunology. We intend to continue to target biologies and disease areas driven by regulation of metabolic pathways in which we can potentially leverage the vital role that EMMs play in regulating metabolic function. To date, we have characterized approximately 75 potential therapeutic applications for EMMs based upon data from public databases, and our own metabolic profiling from biorepository samples.
Intellectual Property
We are establishing a broad, global intellectual property portfolio for our technology and have already received 6 issued U.S. patents, including both composition of matter and method of use claims. This is notable considering the speed of our development model and establishes a foundation for the large number of submitted applications for our pipeline (283 patents pending worldwide as of December 31, 2020). Our matrixed approach to IP is inclusive of trade secrets and trademarks and encompasses our product candidates (various constituents and amounts); indications; the development platform; manufacturing processes and technologies; and formulations. In our patents for compositions and methods of use, we seek claims of broad and narrow scope. For instance, some claims cover any composition containing a minimum of specified EMMs with activity, while other claims expressly cover specific product candidates by naming all the EMMs present.
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
As of December 31, 2020 our patent portfolio consisted of 22 patent families, 6 granted U.S. patents and 283 worldwide patents pending. To date, all of our patent rights are owned by us. Our objective is to continue to expand our portfolio of patents and patent applications to protect our product candidates and certain aspects of our development platform, manufacturing processes, formulations, and insights into amounts, uses, and features of our EMM compositions.
In addition, we own a portfolio of legacy patents and patent applications related to recombinant proteins for nutrition and therapeutics, including 11 granted patents and 4 pending U.S. patent applications, and 6 granted patents and 5 pending foreign patent applications.
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
Compositions and Methods for the Treatment of Cirrhosis
Our patent applications cover a class of compositions for cirrhosis, including our drug product candidate AXA1665. Currently, patent rights relating to cirrhosis include 2 granted U.S. patents, 1 pending U.S. patent application, and over 40 foreign national patent applications. We expect any granted patent based on this family to expire in 2038, excluding any patent term adjustments or extensions.
A second family of applications directed to unique features and uses of AXA1665 and related compositions currently includes 1 PCT patent application. We expect the patent applications in this second family, if issued, to expire in 2040, without taking into account any patent term adjustments or extensions we may obtain.
Compositions and Methods for NAFLD/NASH
Our patent applications cover a class of compositions for fatty liver disease, including our drug product candidate AXA1125. Currently, patent rights relating to AXA1125 and related compositions and their uses in fatty liver disease include 3 granted U.S. patents, 2 U.S. patent applications, and over 40 foreign national patent applications. We expect any granted patent based on this family to expire in 2037, excluding any patent term adjustments or extensions.
A second family of applications directed more specifically to related compositions and uses currently includes 1 U.S. patent application and 2 foreign national patent applications. We expect the patent applications in this second family, if issued, to expire in 2039, without taking into account any patent term adjustments or extensions we may obtain.
Compositions and Methods for Blood and Sickle Cell Disease
Our patent applications cover a class of compositions for blood health and sickle cell disease. Currently, this family of applications includes 1 U.S. patent application and over 40 foreign national patent applications. We expect any granted patent based on this family to expire in 2039, excluding any patent term adjustments or extensions.
A second family of applications directed more specifically to related compositions and uses currently includes 1 PCT patent application. We expect the patent applications in this second family, if issued, to expire in 2040, without taking into account any patent term adjustments or extensions we may obtain.
Compositions and Methods for Acute Muscle Atrophy
Our patent applications cover a class of compositions for muscle atrophy. Currently, patent rights relating to muscle atrophy include 1 U.S. patent application and over 40 foreign national patent applications. We expect any granted patent based on this family to expire in 2037, excluding any patent term adjustments or extensions.

A second family of applications directed to unique features and uses of related compositions currently includes 1 granted U.S. patent, 1 U.S. patent application, and 6 foreign national patent applications. We expect the patent applications in this second family, if issued, to expire in 2039, without taking into account any patent term adjustments or extensions we may obtain.
Compositions and Methods for Treatment of Traumatic Brain Injury and Stroke
Our patent applications cover a class of compositions for traumatic brain injury and stroke. Currently, patent rights relating to traumatic brain injury include 1 U.S. patent application and 29 foreign national patent applications. We expect any granted patent based on this portfolio to expire in 2038, excluding any patent term adjustments or extensions.
Additional AXA Combination-Related Patents
We have filed provisional patent applications directed to combinations of particular product candidates and EMM combinations with particular NAFLD/NASH drugs and drug candidates, and some novel EMM compositions. We expect the patent applications in this portfolio, if issued, to expire in 2040 and 2041, without taking into account any patent term adjustments or extensions we may obtain.
Platform-Related Intellectual Property
In addition to the indication-related intellectual property, our intellectual property portfolio also includes know-how and patent applications directed to our development platform and other technologies developed internally. Exemplary platform technologies that are the subject of such patent applications include:
•manufacturing processes for complex EMM compositions (currently 1 U.S. patent application and 18 foreign national patent applications);
•taste formulations (currently 1 U.S. patent application and 18 foreign national patent applications); and
•unique formulations of candidate compositions (1 U.S. patent application, 1 PCT patent application, and 2 foreign national patent applications).
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
Trademark Protection
As of December 31, 2020, our trademark portfolio contains more than 50 registrations and pending applications. We have trademarks in over 18 countries, including the European Union. For the marks AXCELLA and the Axcella LOGO, we have pending applications in Canada and Brazil as well as International Registrations designating China, the European Union, India, Japan and Russia. In the United States we have a registration for the Axcella LOGO, and pending applications for the AXCELLA and AXCELLA HEALTH marks.

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
Manufacturing
To date, we have rapidly designed and efficiently manufactured product candidates and believe our process is readily scalable. Under our existing agreements with our manufacturers, we have been able to secure initial product candidates to initiate our Clinical Studies in less than three months from identifying the product amount needed. We continue to make enhancements to our product candidates to make them even more patient-friendly, including in their formulation (e.g., taste and texture), packaging (e.g., easy to open sachets) and administration (e.g., water soluble). Our product candidates are supplied in a dry powder form, which is dissolved in water and then administered orally as an orange-flavored drink. Our formulation enables us to deliver high concentrations of dry powder materials at appropriate administration volumes. This covers a wide range of raw material characteristics, and we believe will enable us to deliver multiple oral dosage forms to meet Clinical Study and Clinical Trial needs, as well as commercial needs.
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

Fast Track Designation and Accelerated Approval
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
The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-market testing, including Phase IV clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.
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
Coverage and Reimbursement
In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Factors that payors consider in determining reimbursement are based on whether the product is:
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
Current and Future Healthcare Reform Legislation
In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system. In particular, in 2010 the ACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research.
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the Trump Administration issued various Executive Orders that eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. With the implementation of the ACA ongoing, the law is likely to continue the trend of downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results. Both new legislative reforms, as well as actions taken by the Biden administration, could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.
The Bipartisan Budget Act of 2018 also amends the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole,” which will shift costs for name brand drugs away from Part D participants back to the manufacturers, which could have a negative effect on our profits in the event any of our products receive FDA approval and CMS reimbursement. Similarly, CMS recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Additionally, CMS has finalized a rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was became effective January 1, 2019.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and subsequent legislation, these reductions were suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Legislative and regulatory proposals, and enactment of laws, at the foreign, federal and state levels, directed at containing or lowering the cost of healthcare, will continue into the future.
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
Other U.S. Environmental, Health, and Safety Laws and Regulations
We may be subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

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
Foreign Regulations
In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of its products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the 27-member European Union, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.
Under EU regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicinal products produced by biotechnology or those medicinal products containing new active substances for specific indications such as the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and designated orphan medicines, and optional for other medicines which are highly innovative. Under the centralized procedure, a marketing application is submitted to the EMA where it will be evaluated by the Committee for Medicinal Products for Human Use and a favorable opinion typically results in the grant by the European Commission of a single marketing authorization that is valid for all EU member states within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure provides for approval by one or more “concerned” member states based on an assessment of an application performed by one member state, known as the “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.
When conducting clinical trials in the EU, we must adhere to the provisions of the EU Clinical Trials Directive and the laws and regulations of the EU Member States implementing them. These provisions require, among other things, that the prior authorization of an Ethics Committee and the submission and approval of a clinical trial authorization application be obtained in each Member State before commencing a clinical trial in that Member State.
As in the United States, it may be possible in foreign countries to obtain a period of market and/or data exclusivity that would have the effect of postponing the entry into the marketplace of a competitor’s generic product. For example, in the EU, if any of our products receive marketing approval in the European Economic Area, or EEA, which is comprised of the 27 member states of the EU plus Norway, Iceland and Liechtenstein, we expect that we will benefit from eight years of data exclusivity and an additional two years of marketing exclusivity. An additional one-year extension of marketing exclusivity is possible if during the data exclusivity period we obtain an authorization for one or more new therapeutic indications that is deemed to bring a significant clinical benefit compared to existing therapies. The data exclusivity period begins on the date of the product’s first marketing authorization in the EU and prevents biosimilars from relying on the holder of the marketing authorization for the reference biological medicine’s pharmacological, toxicological and clinical data for a period of eight years. After eight years, a biosimilar product application may be submitted and the sponsoring companies may rely on the marketing authorization holder’s data.

As in the United States, a sponsor may apply for designation of a product as an orphan drug for the treatment of a specific indication in the EU before the application for marketing authorization is made. Orphan drugs in Europe enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product.
Regulation of Medical Food Products
FDA Regulation of Medical Food Uses
To date, we have not elected to develop and market a product candidate as a medical food product and may elect never to do so. If we decide to develop one or more of our EMM compositions as a medical food product, we will have to follow regulations applicable to medical food uses.
Medical foods are a category of foods distinct from conventional food and dietary supplements. The FDA and other regulatory authorities, including the Federal Trade Commission, ("FTC"), also regulate the manufacturing, preparation, quality control, import, export, packaging, labeling, marketing, advertising, promotion, distribution, safety, and/or adverse event reporting of medical foods. Among other things, manufacturers of medical foods must meet relevant cGMPs, and certain requirements that govern the manufacturing, packaging, labeling and holding of foods.
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

Moreover, the ingredients and additives used in medical foods are subject to the same regulations as conventional foods and must be "generally recognized as safe," or GRAS (as described below), or otherwise covered by an existing food additive regulation, approved food additive petition, or authorized by a prior sanction. The FDA may determine that some or all of our potential product candidates contain ingredients that are not GRAS and are therefore food additives. Such classification would cause these product candidates to require pre-market approval for a food additive, which could substantially delay or prevent the commercialization of these product candidates for medical food uses. If the FDA determines that a product candidate marketed as a medical food contains a substance that is not GRAS and is therefore a food additive after the product has already been commercialized, and such food additive is not approved or authorized by the FDA pursuant to a food additive regulation, then the Company may face enforcement or other legal consequences including, but not limited to, those mentioned above.
Under sections 201(s) and 409 of the FD&C Act, any substance that is reasonably expected to become a component of food or added to food is considered to be a "food additive", with a few exceptions, and is therefore subject to FDA pre-market review and approval, unless the substance is generally recognized among experts qualified by scientific training and experience to evaluate its safety, as having been adequately shown through scientific procedures or, in the case of a substance used prior to January 1, 1958, through experience based on common use in food, to be safe under the conditions of its intended use, a standard referred to as "generally recognized as safe," or GRAS. A food additive must either already be included within one of the FDA regulations authorizing the use of certain food additives under certain conditions of use or be approved for use by the FDA. To obtain approval for use of a food additive, a manufacturer must submit a petition to the FDA with sufficient data to demonstrate reasonable certainty of no harm at the intended levels of use. Any food that contains an unapproved food additive is considered adulterated under section 402(a)(2)(C) of the FD&C Act.
Ingredients that are determined to be GRAS do not fall within the definition of a food additive, which, as noted above, requires mandatory pre-market approval. Under sections 201(s) of the FD&C Act, and FDA's implementing regulations in 21 CFR § 170.3 and 21 CFR § 170.30, the use of a food substance may be GRAS either through scientific procedures or, for a substance used in food before 1958, through experience based on common use in food.
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
Manufacturers of GRAS substances may notify the FDA of their view that a substance is GRAS and thus not subject to the pre-market approval requirements of section 409 of the FD&C Act. The notification must include, among other things, a description of the substance, the applicable conditions of use, the dietary exposure, an explanation of the basis for the determination that the substance was determined to be safe for the intended use and supporting data and information. Upon review of such a notification, the FDA may respond with a "no questions" letter stating that while it has not made its own GRAS determination, it has no questions at the time regarding the applications' own GRAS determination. Alternatively, manufacturers may elect to "self-affirm" a given substance is GRAS without the voluntary FDA notification but should retain all applicable safety data used for the GRAS determination in the case of inquiry by the FDA. However, in neither case does this constitute an approval equivalent to that achieved through the food additive process. A manufacturer's use of such food additive is at its own risk and is dependent upon adequate substantiation and/or scientific support demonstrating safe use.
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
FSMPs can also fall within the scope of the novel food legislation in the European Union. Where an ingredient used in the FSMP to be marketed in the European Union falls within the definition of a 'novel food ingredient' prior authorization for use of the ingredient needs to be sought. A "novel" food and food ingredient can be defined as food that has not been consumed to a significant degree by humans in the European Union before May 15, 1997 and that falls within one of the ten food categories listed. Novel foods and novel food ingredients can only be authorized if they do not pose a safety risk to human health, their intended use does not mislead the consumer and they do not differ from the food they are intended to replace in such a way that its normal consumption would be nutritionally disadvantageous for the consumer. The authorization procedure is likely to take between 12 and 18 months.
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
Human Capital
As of December 31, 2020, we had 59 full-time employees, 40 of which were engaged in research and development activities and 25 of which have Ph.D. or M.D. degrees. The remaining 19 employees were engaged in business development, finance, information systems, facilities, human resources, legal functions, or administrative support. We also engage consultants and temporary workers when needed. The majority of our employees were based in Cambridge, MA. No employees were represented by labor unions or subject to collective bargaining agreements. We consider our employee relations to be good.
We believe our employees are among the Company’s most important assets and are key to achieving our goals and expectations. Our human capital resource priorities, and our competitive equity and cash compensation and benefits programs focus on attracting, recruiting, retaining and incentivizing our existing and new employees. We consider our human capital resources strategy to be comprehensive and we foster a strong relationship with and among our employees with ongoing efforts such as employee surveys, training and development programs, social interactions, and other programs built around our core values: ownership, determination, collaboration, and learning. We plan to continue to evolve and add to our suite of human capital resources as we grow.
In particular, Axcella is committed to developing policies that promote awareness and behaviors to ensure fair treatment and equality of opportunity, building a culture of diversity and inclusion, and proactively addressing inequality. This includes policies and practices that uphold these principles throughout the sourcing, hiring, compensation and assessment of candidates, and employees. Axcella has joined the MassBio Open Letter 2.0 CEO Pledge for a More Equitable and Inclusive Life Sciences Industry.
In response to the COVID-19 pandemic and as part of our commitment to ensure the safety and well-being of our employees, we activated our applicable business continuity plans, including creating an employee committee under our human resources function to recommend and implement policies consistent with US Government, Massachusetts, City of Cambridge, and industry standard regulations and guidance in response to the public health emergency. Since mid-March 2020, the vast majority of our employees have been working from home. Additionally, we put appropriate safety measures in place, including implementing occupancy limits, restricting business travel, providing and requiring the use of personal protective equipment, health screening, cleaning and visitor protocols, and, in cases of possible exposure, external COVID-19 testing to access our workplaces.
Facilities
We lease a facility containing 19,200 square feet of laboratory and office space, which is located at 840 Memorial Drive, Cambridge, Massachusetts. The lease expires in April 2024, subject to an option to extend the lease for an additional three years.

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
We are a biotechnology company with a limited operating history. Investment in product development in the healthcare industry, including of biotechnology products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and/or become commercially viable. To date, our product candidates have been or are currently being studied in Clinical Studies as food products. Subject to positive feedback and allowance by FDA for our AXA1665 and AXA1125 programs, we plan to pursue future development of AXA1665 and AXA1125 in Clinical Trials enabled by IND applications. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2008. Our net loss was $56.5 million for the year ended December 31, 2020 and $59.0 million for the year ended December 31, 2019. As of December 31, 2020, we had an accumulated deficit of $272.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates in Clinical Studies, Clinical Trials for any product candidate we elect to develop as a drug product candidate under an IND and as we seek regulatory approvals, as necessary, for and commercialize our product candidates, if approved. We anticipate that our expenses will increase substantially if, and as, we:
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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts for our current and future programs: to conduct further research and development, preclinical studies, Clinical Studies and/or Clinical Trials for any product candidates we elect to develop as a drug product candidate under an IND; to validate the manufacturing process and specifications for our product candidates; to seek regulatory approvals for or identify alternate regulatory pathways to market for our product candidates; and to launch and commercialize any products for which we receive regulatory approval or identify an alternate regulatory pathway to market, including potentially building our own commercial organization. As of December 31, 2020, we had $107.3 million of cash, cash equivalents and marketable securities on hand. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses, capital expenditure requirements and debt service obligations through at least the next 12 months. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from our expectations, and we will in any event require additional capital in order to complete clinical development of any of our current product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:
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

Clinical development is a lengthy and expensive process, with a highly uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates, which could impair our ability to fund our operations or obtain financing on acceptable terms, or at all.
To obtain the requisite regulatory approvals to commercialize any of our product candidates that we decide to develop as a drug product candidate, such as AXA1665 and AXA1125, we must demonstrate through extensive preclinical studies and Clinical Trials that our product candidates are safe and effective in humans for their intended use. Clinical Studies to commercialize non-drug products also require a significant financial investment to generate data that supports claims we may make for such products and establish their safety and tolerability. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. We may be unable to establish, where applicable, endpoints, dose levels and regimens or bioanalytical assay methods that applicable regulatory authorities would consider clinically meaningful or legally permissible. Results from preclinical or Clinical Studies may demonstrate that our product candidates are not safe, not tolerable or have unanticipated impacts on the normal structure and function of the body and could result in data showing one or more product candidates to have harmful or problematic side effects or toxicities. A Clinical Study or Clinical Trial can fail at any stage of testing. Additionally, our Clinical Studies, Clinical Trials or other studies may not result in data that supports intended claims for our product candidates. For example, Clinical Trial results may show any drug product candidate to be less effective than expected (e.g., a Clinical Trial could fail to meet its primary endpoint(s)) or have unacceptable side effects or toxicities. The outcome of preclinical studies, Clinical Studies and early Clinical Trials may not be predictive of the success of later preclinical studies, Clinical Studies and/or Clinical Trials, and interim results of these studies or trials do not necessarily predict final results. Interim and preliminary data are subject to the risk that one or more of the outcomes may materially change as subject enrollment continues, more subject data become available and as the study is completed. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material inconsistencies between preliminary or interim data and final data could significantly harm our business prospects. Further, differences in trial design between Clinical Studies and early-stage Clinical Trials and later-stage Clinical Trials make it difficult to extrapolate from the results of Clinical Studies and earlier Clinical Trials to the results from later Clinical Trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and Clinical Trials have nonetheless failed to obtain marketing approval of their product candidates, or have data that supports desirable marketing claims even where marketing approval is not required. Successful completion of Clinical Trials is a prerequisite to submitting an NDA to the FDA, or its equivalent in other jurisdictions such as a marketing authorization application to the EMA, for each product candidate targeting therapeutic indication(s) and, consequently, a pre-requisite for the ultimate approval and commercial marketing of any product candidate for therapeutic indication(s).
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
•the FDA or other regulatory authorities may disagree with the design, implementation or results of our Clinical Studies or Clinical Trials, which may delay or prevent us from pursuing certain regulatory pathways for product developments, or require us to submit additional data such as long-term toxicology studies or impose other requirements before permitting us to initiate or complete a Clinical Trial of any phase. For example, the FDA could require that we terminate a Clinical Study for a product candidate and continue such study only under an IND, and we may not be able to obtain such an IND, or we may be subject to an enforcement action for conducting a Clinical Study not under an IND;
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
•preclinical studies, Clinical Studies or Clinical Trials of any of our product candidates may produce negative or inconclusive results and we may need to conduct additional preclinical studies, Clinical Studies, Clinical Trials or any other studies, or we may decide to abandon product development programs;
•the number of subjects or patients required for Clinical Studies or Clinical Trials of any of our product candidates may be larger than we anticipate, or we may fail to execute the Clinical Studies or Clinical Trials caused by slow enrollment, subjects dropping out of the Clinical Studies or Clinical Trials or other factors, including some which are out of our control, such as COVID-19, length of time to achieve clinical endpoints, additional time requirements for data analysis, or an inability to validate the manufacturing process or to achieve cGMP compliance for our product candidates;
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
•the cost of preclinical studies, Clinical Studies, Clinical Trials or any other studies of any product candidates may be more than we anticipate or more than our available financial resources; and

•the supply or quality of our product candidates or other materials necessary to conduct Clinical Studies and Clinical Trials, for which we expect to continue to rely on third party manufacturers and suppliers, may be insufficient or inadequate and may not achieve compliance with applicable cGMP and other quality standards applicable to drug or non-drug product development for various reasons including any potential failure of our oversight of their services or any potential inability of such third parties to successfully execute services in compliance with applicable rules and regulations.
We could also encounter delays if a preclinical study, Clinical Study or Clinical Trial is suspended or terminated for any reason. A suspension or termination may be imposed due to a number of factors, including failure to conduct the Clinical Study or Clinical Trial in accordance with regulatory requirements or our clinical protocols, inspection of the Clinical Study or Clinical Trial operations or trial site by the FDA, comparable foreign regulatory authorities or IRB resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, including death of a study subject, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful or legally permissible endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the Clinical Study or Clinical Trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of Clinical Studies or Clinical Trials may also ultimately lead to the denial of regulatory approval of our product candidates for therapeutic indications, where applicable, or the failure to meet applicable regulatory requirements to support and commercialize non-drug products. Further, the FDA or comparable foreign regulatory authorities may change the requirements for regulatory approval of a drug even after they have reviewed and commented on the design for our preclinical studies, Clinical Studies or Clinical Trials.
Our product development costs will increase, or our operations may be hindered or prevented if we experience delays in clinical testing and marketing approvals, if applicable, or otherwise meeting regulatory requirements to commercialize our product candidates, including, but not limited to, delays in NDA preparation, the need to submit a new dietary ingredient, or NDI, notification or other filings with the FDA, discussions with the FDA and comparable foreign regulatory authorities in jurisdictions we target or pursue, responding to an FDA request or other regulatory authority for additional preclinical or clinical data or unexpected safety or manufacturing issues. We do not know whether any of our preclinical studies, Clinical Studies or Clinical Trials, if applicable, will begin or be completed as planned, will need to be restructured or will be completed on schedule, or at all. Significant delays in our preclinical studies, Clinical Studies or Clinical Trial also could shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations. Any delays in our preclinical or future clinical development programs may harm our business, financial condition and prospects significantly, and could impair our ability to fund our operations or obtain financing on acceptable terms, or at all.

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
The development of EMMs compositions with defined ratios and formulations, and the potential drug and non-drug applications of these product candidates represents a novel approach. Our product candidates in general may not be successfully developed or commercialized or gain the acceptance of the public or the medical community. For any product candidate that we choose to develop as a drug product candidate, our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates, prescribing potential treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. For any product candidate that we choose to develop as a non-drug product candidate, our success will depend on finding partners in a non-drug market who can help successfully commercialize product candidates as non-drug product candidates, such as dietary supplements. In addition, our success will also depend on consumer acceptance and adoption of our products that we, or a future partner, commercialize, if any. Adverse events, which may include death, in Clinical Studies and Clinical Trials of our product candidates or in studies or Clinical Trials of other parties developing similar products and the resulting publicity, as well as any other adverse events in the field of EMMs and metabolic pathways, could result in a decrease in demand for any product that we may develop. In addition, responses by the U.S. federal, state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval, if applicable, identify alternate regulatory pathways to market or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects, and may delay or impair the development and commercialization of our product candidates or demand for any products we may commercialize.
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
In addition, there are additional companies that are working on modulating specific metabolic pathways involved in various health and disease conditions. Although we are not aware of any company creating products targeting metabolic multifactorial activity for the same indications and targets as us, Entrinsic Biosciences, Inc. is developing amino acid combinations to treat gastrointestinal disorders and other conditions associated with dysfunctional transport membrane proteins. Companies with clinical programs that could compete with our current pipeline of product candidates include 89bio, Inc., Akero Therapeutics, Inc., Bausch Health, Bristol-Myers Squibb Co., Esperion Therapeutics, Inc., Genfit SA, Gilead Sciences, Inc., Intercept Pharmaceuticals, Inc., Kaleido Biosciences, Inc., Madrigal Pharmaceuticals, Inc., Mallinckrodt plc, NGM Biopharmaceuticals Inc., Novartis AG, Scholar Rock Holding Corporation, and Viking Therapeutics, Inc., among others.
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
Our ability to compete in the highly competitive biotechnology industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on our management, scientific and medical personnel. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. We conduct our operations in Massachusetts. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice.
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
The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and clinical site closures to non-essential care and clinical trials. For example, our AXA1957-002 Clinical Study was temporarily suspended in March 2020 due to COVID-19 impact on our clinical trial sites. Subsequently, based on positive data in our AXA1125-003 Clinical Study announced on May 6, 2020, we decided against reinitiating our AXA1957-002 Clinical Study and to move forward with AXA1125 as our NASH product candidate for both adult and pediatric patients. Although we cannot presently predict the full scope and severity of COVID-19, these developments and measures could materially and adversely affect our business, our results of operation and financial condition. For instance, the COVID-19 pandemic may further adversely impact our ability to conduct initiate our planned Clinical Trials for AXA1665 and AXA1125 under INDs in a timely manner or at all due to patient or principal investigator recruitment or availability challenges, clinical trial site shutdowns or other interruptions. Furthermore, we may also experience potential limitations on the quality, completeness and interpretability of data we are able to collect. For instance, on May 7, 2020, a subject death was reported as a result of COVID-19 by one of our principal investigators in our recently completed AXA1665-002 Clinical Study. This serious adverse event and any others that may result from COVID-19 may impact the quality, completeness and interpretability of the data that we were able to collect. In addition, as a result of the COVID-19 pandemic, we or our key third-party service providers may be not able to complete key program and product development milestones on time or at all; quarantines, shelter-in-place and similar government orders may impact personnel at third-party manufacturing facilities that negatively impact the availability or cost of materials used in our product candidates; market volatility and conditions may limit our ability to raise additional capital to finance our business plans on attractive terms or at all; our business continuity plans may not be effective at limiting operational disruptions or delays; we may suffer negative impacts to operations that may be vulnerable as a result of government or company measures taken to control the spread of COVID-19; potential shutdowns of government agencies such as the SEC or FDA may limit our ability to raise capital and negatively impact our product development timelines; the passage of new legislation may increase our operating costs or limit our operations, such as the Families First Coronavirus Response Act; we may suffer negative consequences due to vulnerabilities that emerge as a result of our limited operations, such as a cybersecurity incident; or one of our key executives, scientists or other personnel may become incapacitated by COVID-19.
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
We are early in our development efforts and we have not initiated Clinical Trials for any of our product candidates to allow for development of such candidates as drug product candidates. In addition, as an organization, we have not yet commenced or completed any Clinical Trials. We recently completed our AXA1125-003 Clinical Study and are preparing to conduct a Clinical Trial of AXA1125 enrolling patients with NASH, subject to successful clearance of an IND. We also recently completed our AXA1665-002 Clinical Study of AXA1665 and are preparing to conduct a Phase 2 Clinical Trial of AXA 1665 enrolling patients who have experienced a prior OHE episode.

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
Our limited operating history may make it difficult to evaluate our technology and industry and predict our future performance. Specifically, to date we have conducted Clinical Studies for our product candidates to evaluate safety and tolerability and impact on normal structure and function only in healthy subjects or subjects with certain disease conditions. For product candidates we develop under an IND with patient populations reflecting the desired indication for such product candidate, the physiological structure and function data we observed in our Clinical Studies for such product candidate may not be replicated in or be consistent with results from Clinical Trials and such product candidate may not meet therapeutic efficacy endpoints in Clinical Trials. For instance, while we previously announced positive top-line data in both our (i) AXA1125-003 Clinical Study, including reductions in liver fat content and markers of fibroinflammation and (ii) AXA1665-002 Clinical Study, including a balancing of plasma amino acids, stabilizing ammonia levels and an improvement in measures of neurocognition, such results may not be replicated in larger Clinical Trials.
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
Our projections of both the non-drug and drug market sizes we may target and the incidence and prevalence of our target populations are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, input from key opinion leaders, patient foundations or secondary market research databases, and other sources and may prove to be incorrect. Further, new studies may change the estimated market sizes or the incidence or prevalence of target diseases we may target with potential drug product candidates. For those product candidates we develop under an IND, regulatory approvals may include limitations for use or contraindications that decrease the addressable patient population. The number of subject individuals may turn out to be lower than expected. Additionally, the potentially addressable patient population for our drug product candidates may be limited or may not be amenable to treatment with such product candidates. For instance, we estimate that there are approximately 500,000 U.S. patients with covert or overt hepatic encephalopathy, representing a market of up to $1 billion, and that up to 40 million people in the U.S. alone are living with NASH, representing a market that is expected to grow to at least $8 billion by 2027. Even if we obtain significant market share for our product candidates, because certain potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications for drugs or expanding the target market size for non-drug products.
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
We are developing our product candidates with our development platform to reprogram metabolism and maintain and restore metabolic health and have decided to pursue development of some of our product candidates as potential therapeutics under IND subject to completion of any ongoing Clinical Studies, supportive data and agreement with the FDA. However, our development platform has not yet led, and may never lead, to marketable drug or non-drug products. We are developing our initial product candidates in liver and blood. We may have problems applying our technologies to these and other future target areas, and our product candidates may not demonstrate a comparable ability in supporting or maintaining health or treating disease, where applicable. Even if we are successful in identifying additional product candidates, they may not be suitable for clinical development as a result of limited efficacy, unacceptable safety profiles or other characteristics that indicate that they are unlikely to be products that will receive marketing approval or achieve market acceptance. The success of our product candidates will depend on several factors, including the following:
•successful enrollment in, and completion of, preclinical studies, Clinical Studies and, if applicable, Clinical Trials with positive results;
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

•the willingness of the target patient or consumer population to try new drug product candidates or non-drug products, respectively;
•the willingness of physicians to prescribe our drug product candidates to patients;
•the willingness of healthcare professionals to recommend our non-drug products to consumers;
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
As of December 31, 2020, we had 59 full-time employees. As our research, development, manufacturing and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including, but not limited to:
•identifying, recruiting, compensating, integrating, maintaining and motivating additional employees;
•managing our internal research and development efforts effectively, including identification of clinical candidates, scaling our manufacturing process and navigating product candidate clinical development and the FDA’s, or other comparable regulatory agency’s, review process for our product candidates; and
•improving our operational, financial and management controls, reporting systems and procedures.
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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism.
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
We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2020 we had U.S. federal and state net operating loss, or NOL, carryforwards of $242.5 million and $237.3 million, respectively. These amounts begin to expire in 2030. The federal net operating losses generated in 2018 and 2019 can be carried forward indefinitely. As of December 31, 2020, we also had U.S. federal and state research and development tax credit carryforwards of $7.0 million and $2.5 million, respectively, both of which expire at various dates through 2040. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively.

In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have not conducted a study to assess whether any such ownership changes have occurred. We may have experienced such ownership changes in the past and may experience such ownership changes in the future through subsequent changes in our stock ownership (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.
There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. The CARES Act includes changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.
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
As of December 31, 2020, we had cash, cash equivalents and marketable securities of $107.3 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents and marketable securities since December 31, 2020, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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
Based on the large body of studies and scientific literature on the human exposure to and safety profiles of certain amino acids, the FDA's promulgation of regulations governing the use of certain amino acids under certain conditions as safe and permissible food additives when used as nutrients, our own data on amino acids used in product candidates and the fact that we use amino acids in our product candidates within amounts previously studied safely in humans, we believe we have designed our product candidates to have acceptable safety profiles, and we further have evaluated or will evaluate the safety and tolerability of these product candidates in Clinical Studies and/or Clinical Trials. Under the FDA's framework governing studies of non-drug products, we believe that use of our product candidates containing amino acids may be studied for safety and tolerability without an IND in human food studies. However, the FDA or comparable foreign regulatory authorities may disagree with this approach and determine that our studies should be conducted under an IND, which may result in negative consequences.
In prior or future studies or trials of our product candidates, we may have or will expressly or implicitly characterize or classify such candidates as encompassed within a specific regulatory scheme (e.g., as foods or dietary supplements). Regulatory authorities may not agree with the regulatory classification of the product candidates used in our Clinical Studies or any subsequent classification of such candidates prior to commercialization. To date, we have submitted and the FDA has cleared an IND for our planned Phase 2 Clinical Trial of AXA1665, which we plan to initiate in the second quarter of 2021 for development as a drug product. Further, in late 2020, we had a Type B pre-IND meeting with the FDA regarding our planned Clinical Trial of AXA1125. We have not discussed the development of our other product candidates evaluated in Clinical Studies or our utilization of specific regulatory pathways for our other product candidates with the FDA or comparable foreign regulatory authorities and any such regulator may not agree with our current activities or future approach or plans for further development. The FDA may determine that our product candidates are not safe or appropriate for use in Clinical Studies or are not governed by food regulations and therefore may classify any of our product candidates as being ineligible for investigation in Clinical Studies without an IND. The FDA or other regulatory authorities may also take enforcement action, or otherwise delay or prevent further development or commercialization of our product candidates.

The FDA may determine that certain of our product candidates cannot be marketed as or do not meet the regulatory requirements for marketing or testing as non-drug products. The FDA may take the position that we failed to satisfy the pre-market requirements for ingredient compositions, including that the particular product is not generally recognized as safe, or GRAS, is an unapproved food additive, is a New Dietary Ingredient requiring pre-market review or that our products contain otherwise impermissible ingredients, in which case some or all of our products may be deemed adulterated or misbranded in violation of the FD&C Act. Moreover, if we choose to study a product under an IND before the product candidate has been marketed as a non-drug product, the FD&C Act could prevent us from marketing the product as a non-drug product if we are unable to secure FDA approval as a new drug. Any delay in the regulatory consultation process, or a warning, finding or determination that any of our operations or product candidates do not meet the regulatory requirements of the FDA, including but not limited to any applicable GRAS, food additive or NDI requirements, could subject the Company to regulatory enforcement action or other legal action, and/or cause a delay in or prevent the commercialization of one or more of our product candidates, which may lead to reduced acceptance by the public or others for any products we are able to commercialize and could materially adversely affect our business.
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
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the U.S., our operations may be directly, or indirectly through our future, potential customers and third-party payors, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act (“FCA”), and data privacy and physician sunshine laws and regulations. These laws or their relevant foreign counterparts may impact, among other things, our proposed sales, marketing, and education programs and our relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient privacy regulation by the federal government and the states in the U.S. as well as other jurisdictions. The laws that may affect our ability to operate include:
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
•The federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, or the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.

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
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming, costly, and can divert a company's attention from the business.
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
We and any potential collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. For instance, California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions against violators beginning July 1, 2020. As currently written, the CCPA may impact our business activities; however, there continues to be uncertainty about how the law will be interpreted and enforced. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
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
We currently are conducting Clinical Studies and plan to conduct Clinical Trials in the European Union, which may subject us to additional privacy restrictions. The collection, use, storage, disclosure, transfer, and other processing of personal data, including health data in the European Union is governed by the provisions of the GDPR, which became effective on May 25, 2018. It imposes several requirements relating to the processing health and other sensitive data, the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data, implementation of safeguards to protect the security and confidentiality of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR introduces new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with these or new data protection rules. This may be onerous and adversely affect our business, financial condition, prospects and results of operations.
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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, development platform and other technologies we may develop. We seek to protect our proprietary position by filing patent applications in the United States and abroad relating to our product candidates and development platform, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. As of December 31, 2020, we have 6 granted patents covering certain of our product candidates, and we have filed or intend to file patent applications on our product candidates, certain aspects of our development platform and other technology; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.
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
Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned patents. With respect to our patent portfolio, as of December 31, 2020 our product candidate-related patent portfolio consists of 22 patent families, including 6 granted U.S. patents, 19 U.S. pending patent applications (including provisional applications) and 264 owned pending patent applications in jurisdictions outside of the United States (including Patent Cooperation Treaty applications) that, in many cases, are counterparts to the foregoing U.S. patents and patent applications, which include claims directed to compositions, methods of use, treatment of indications, dosing, formulations and methods of manufacturing. With respect to owned intellectual property, we cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.
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
We depend upon third parties to conduct preclinical studies and Clinical Studies, and we will depend upon third parties for any Clinical Trials we conduct in the future. We expect to have to negotiate budgets and contracts with CROs, which may result in delays to our development timelines and increased costs.
We have heavily relied upon, and will continue to heavily rely upon, third parties over the course of our Clinical Studies and planned Clinical Trials. As a result, we will have limited control over and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our Clinical Studies and Clinical Trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with, among other things, GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of study or trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our Clinical Studies or Clinical Trials may be deemed insufficient or unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these Clinical Studies or Clinical Trials or perform additional Clinical Studies or Clinical Trials before approving or otherwise permitting our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our Clinical Studies or Clinical Trials comply with applicable regulatory requirements. In addition, our Clinical Trials for therapeutic indications must be conducted with drug products produced under cGMP requirements and may require a large number of patients.
Our failure or any failure by these third parties to comply with these regulations may require us to repeat Clinical Studies or Clinical Trials, which would delay the regulatory approval or commercialization process. Moreover, our business may be implicated if any of these third parties violates federal or state laws or regulations including fraud and abuse or false claims laws and regulations or healthcare privacy and security laws even without our prior knowledge.

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

We combine multiple EMMs in novel combinations and ratios in our manufacturing process for product candidates. These combinations may result in unanticipated manufacturing and product quality issues that we may not be able to resolve without incurring significant expense or delays in our Clinical Studies or Clinical Trials, or at all. Furthermore, our manufacturing process may be susceptible to manufacturing issues associated with interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error and variability in product characteristics. Even minor deviations from normal manufacturing processes at our third-party manufacturers could result in reduced production yields, lot failures, product defects, product recalls, product liability claims and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, production at such manufacturing facilities may be interrupted for an extended period of time to investigate and remedy the contamination. Further, as product candidates are developed through preclinical studies, Clinical Studies and/or Clinical Trials toward approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to scale-up and optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of Clinical Studies or any future Clinical Trials.
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
As of December 31, 2020, our executive officers, directors and their affiliates and 5% stockholders held, in the aggregate, approximately 73.0% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may feel are otherwise in their best interests.

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
Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2020. When we lose our status as an "emerging growth company," our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to implement additional financial and management controls, reporting systems and procedures and may need to hire additional accounting and finance staff.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease a facility containing 19,200 square feet of laboratory and office space, which is located at 840 Memorial Drive, Cambridge, Massachusetts. The lease expires in April 2024, subject to one option to extend the lease for an additional three years.
Item 3. Legal Proceedings
We are not currently party to any material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Certain Information Regarding the Trading of Our Common Stock
Our common stock trades under the symbol “AXLA” on the Nasdaq Global Market and has been publicly traded since May 9, 2019. Prior to this time, there was no public market for our common stock.
Holders of Our Common Stock
As of March 1, 2021, there were approximately 28 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders, or the Proxy Statement, and is incorporated herein by reference.
Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
The information required by Item 701 of Regulation S-K was previously included in Quarterly Reports on Form 10-Q filed on May 11, 2020, August 5, 2020 and November 12, 2020.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any of our registered equity securities during the period covered by this Annual Report.
Item 6. Selected Financial Data
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Annual Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Annual Report, including under Part I, Item 1A. “Risk Factors” and under “Special Note Regarding Forward-Looking Statements.” In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
Overview
We are a clinical-stage biotechnology company focused on pioneering a new approach to treat complex diseases and improve health using endogenous metabolic modulator, or EMM, compositions. Our product candidates are comprised of multiple EMMs that are engineered in distinct combinations and ratios with the goal of simultaneously impacting multiple biological pathways. Our pipeline includes our lead therapeutic candidates: AXA1665 for the reduction in risk of recurrent overt hepatic encephalopathy, or OHE, and AXA1125 for non-alcoholic steatohepatitis, or NASH.
Using our development platform, we have efficiently designed product candidates that are comprised of amino acids and their derivatives, which have a general history of safe use. The orally administered EMM compositions that we have tested to date have shown the potential to generate multifactorial effects in our initial Clinical Studies.
To date, we have funded our operations with proceeds from the sale of preferred stock and common stock, and borrowing of debt. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $56.5 million and $59.0 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $272.6 million. We expect to continue to incur significant expenses for at least the next several years as we continue to develop our product candidates.
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

As of December 31, 2020, we had cash, cash equivalents, and marketable securities of $107.3 million. We believe that our existing cash, cash equivalents, and marketable securities as of December 31, 2020 will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next 12 months following the filing date of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.” To finance our operations significantly beyond that point, we will need to raise additional capital, which cannot be assured.
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
Components of our Consolidated Results of Operations
Revenue
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
Other Income (Expense), Net
Other income (expense), net primarily consists of interest income and interest expense. Interest income consists of interest earned on our invested cash balances. Interest expense consists of interest on outstanding borrowings under our loan and security agreement, and the amortization expense of the debt discount and debt issuance costs.

Income Taxes
Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOLs, carryforwards and tax credits will not be realized.

Consolidated Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
The following table summarizes our consolidated results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	Change
Operating expenses:
Research and development	$37,039	$41,658	$(4,619)
General and administrative	16,797	15,781	1,016
Total operating expenses	53,836	57,439	(3,603)
Loss from operations	(53,836)	(57,439)	3,603
Other income (expense):
Other income (expense), net	(2,691)	(1,598)	(1,093)
Total other income (expense), net	(2,691)	(1,598)	(1,093)
Net loss	$(56,527)	$(59,037)	$2,510
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	Change
Salary and benefits-related	$15,756	$14,942	$814
Clinical research and outside services	16,635	21,769	(5,134)
Facility-related and other	4,648	4,947	(299)
Total research and development expenses	$37,039	$41,658	$(4,619)

The increase of $0.8 million in salary and benefits-related costs resulted from higher average salaries, bonuses, and promotions for personnel in research and development. Stock-based compensation expense also contributed to the year-over-year growth in salary and benefits-related costs due to an increase in the number of awards granted. Clinical research and outside services costs decreased by $5.1 million due to lower costs associated with Clinical Studies' expenses as we completed our AXA1125-003 and AXA1665-002, and the closure of our AXA1957-002 pediatric study.

General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	Change
Salary and benefits-related	$10,031	$9,212	$819
Other contract services and outside costs	5,254	5,888	(634)
Facility-related and other	1,512	681	831
Total general and administrative expenses	$16,797	$15,781	$1,016

Salary and benefits-related costs grew by $0.8 million due to the hiring of additional personnel in our general and administrative functions to support our operations. Stock-based compensation expense also contributed to the year-over-year growth in salary and benefits-related costs due to an increase in the number of awards granted. Other contract services and outside costs decreased by $0.6 million, driven by decreases in professional and legal fees, largely as a result of one-time expenses related to becoming a public company in 2019. Facility-related and other costs increased by $0.8 million due to a standard increase in annual rent expense and an increase in purchased software costs.
Other Income (Expense), Net
Other income (expense), net was a net expense of $2.7 million for the year ended December 31, 2020, compared to a net expense of $1.6 million for the year ended December 31, 2019. This net expense increase was driven by lower interest income of $1.5 million, partially offset by lower interest expense on borrowings under our loan and security agreement of $0.4 million as a result of declines in interest rates.
Liquidity and Capital Resources
Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of preferred stock and common stock, and borrowings under our loan and security agreement.
On May 18, 2020, we completed a follow-on public offering pursuant to which we issued an aggregate of 12,650,000 shares of our common stock for net proceeds of approximately $55.9 million after deducting the underwriting discounts and commissions and other offering expenses.
On June 5, 2020, we entered into a sales agreement with SVB Leerink LLC (“SVB Leerink”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time through SVB Leerink, acting as our agent (the “ATM Offering”). During the year ended December 31, 2020, we sold an aggregate of 1,721,267 shares of common stock under the ATM Offering for net cash proceeds of $9.3 million after deducting commissions and expenses of $0.5 million.

Cash Flows
The following table summarizes our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(49,771)	$(50,962)
Net cash used in investing activities	(36,119)	(117)
Net cash provided by financing activities	65,427	63,666
Net (decrease) increase in cash and cash equivalents	$(20,463)	$12,587
Operating Activities
During the year ended December 31, 2020, operating activities used $49.8 million of cash, primarily resulting from our net loss of $56.5 million and changes in our operating assets and liabilities of $0.7 million, both partially offset by non-cash charges of $7.4 million, including $6.3 million of stock-based compensation.
During the year ended December 31, 2019, operating activities used $51.0 million of cash, primarily resulting from our net loss of $59.0 million, partially offset by changes in our operating assets and liabilities of $1.0 million and non-cash charges of $7.1 million, including $5.8 million of stock-based compensation expense.
Investing Activities
During the year ended December 31, 2020, net cash used in investing activities primarily consisted of the purchase of marketable securities totaling $35.9 million.
During the year ended December 31, 2019, net cash used in investing activities primarily consisted of the purchase of property and equipment totaling $0.1 million.
Financing Activities
During the year ended December 31, 2020, net cash provided by financing activities was $65.4 million, which primarily consisted of the net proceeds from the issuance of common stock.
During the year ended December 31, 2019, net cash provided by financing activities was $63.7 million, primarily consisting of net cash proceeds of $64.5 million from our IPO, partially offset by a $1.2 million payment of the success fee payable upon completion of our IPO pursuant to our loan and security agreement.
Loan and Security Agreement
At December 31, 2020, we had $26.0 million in outstanding long-term debt pursuant to our loan and security agreement. In accordance with the recent amendment of the loan and security agreement, the interest-only period was extended through January 31, 2022 as we achieved certain regulatory and clinical milestones. Monthly principal payments of $2.2 million will commence February 1, 2022 for 12 months as the loan matures on January 1, 2023. The interest-only period may be further extended through May 1, 2022, provided that we achieve a specified clinical milestone by September 30, 2021. The terminal interest fee of 6.35%, or $1.7 million, is due with the final principal payment of the loan. We granted the lender a first priority security interest in all of our assets, excluding intellectual property and granted a negative pledge on such intellectual property. There are no financial covenants under our loan and security agreement.

Funding Requirements
We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2020 will be adequate to fund our operating expenses, capital expenditure requirements and debt service obligations through at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance existing product candidates into additional Clinical Trials and Clinical Studies and develop new product candidates. Our cash requirements depend on numerous factors, including, without limitation, expenditures in connection with our research and development programs, including with respect to the timing and progress of Clinical Trials, Clinical Studies and preclinical development activities; payments to CROs, CMOs and other third-party providers; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our ability to raise additional equity or debt financing; potential repayments of our long-term debt; and our ability to enter into collaboration or license agreements and our receipt of any upfront, milestone or other payments thereunder. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. See “Risk Factors” for further discussion of these and additional risks and uncertainties that may significantly affect the timing and amount of expenditures of our capital resources.
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
Stock-Based Compensation
We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of our stock, (b) the expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. Due to the lack of company-specific historical and implied volatility data, we base our estimate of expected volatility on the historical volatility of a group of companies in the pharmaceutical and biotechnology industries in a similar stage of development as us and that are publicly traded. For these analyses, we have selected companies with comparable characteristics to ours including enterprise value, risk profiles and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected life of our employee stock options using the "simplified" method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. We have elected to account for forfeitures as they occur.
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
Item 8. Consolidated Financial Statements and Supplementary Data
AXCELLA HEALTH INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Axcella Health Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Axcella Health Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
March 17, 2021

We have served as the Company’s auditor since 2012.

AXCELLA HEALTH INC.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$71,590	$92,053
Marketable securities	35,739	—
Prepaid expenses and other current assets	1,692	1,487
Total current assets	109,021	93,540
Property and equipment, net	360	608
Other assets	211	211
Total assets	$109,592	$94,359

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,290	$1,998
Accrued expenses and other current liabilities	5,494	6,358
Total current liabilities	7,784	8,356
Long-term debt, net of discount	25,222	24,897
Other liabilities	1,205	882
Total liabilities	34,211	34,135
Commitments and contingencies (Note 11)	—	—
Stockholders' equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 38,022,273 and 23,607,797 shares issued and 37,603,292 and 23,188,816 shares outstanding at December 31, 2020 and 2019, respectively	38	24
Additional paid-in capital	347,990	276,286
Treasury stock, 418,981 shares at cost	—	—
Accumulated other comprehensive loss	(34)	—
Accumulated deficit	(272,613)	(216,086)
Total stockholders' equity	75,381	60,224
Total liabilities and stockholders' equity	$109,592	$94,359
The accompanying notes are an integral part of these consolidated financial statements.

AXCELLA HEALTH INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Operating expenses:
Research and development	$37,039	$41,658
General and administrative	16,797	15,781
Total operating expenses	53,836	57,439
Loss from operations	(53,836)	(57,439)
Other income (expense):
Interest income	306	1,814
Interest expense	(3,007)	(3,395)
Other income (expense), net	10	(17)
Total other income (expense), net	(2,691)	(1,598)
Net loss	$(56,527)	$(59,037)
Net loss per share, basic and diluted	$(1.78)	$(3.55)
Weighted average common shares outstanding, basic and diluted	31,747,676	16,624,941
Comprehensive loss:
Net loss	$(56,527)	$(59,037)
Other comprehensive income (loss):
Unrealized losses on marketable securities	(34)	—
Comprehensive loss	$(56,561)	$(59,037)
The accompanying notes are an integral part of these consolidated financial statements.

AXCELLA HEALTH INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(56,527)	$(59,037)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	419	662
Stock-based compensation	6,287	5,824
Change in fair value of preferred stock warrant liability	—	51
Non-cash interest expense	580	557
Other non-cash items	128	(18)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(205)	(652)
Other long-term assets	—	5
Accounts payable	311	366
Accrued expenses and other current liabilities	(764)	1,280
Net cash used in operating activities	(49,771)	(50,962)
Cash flows from investing activities:
Purchases of property and equipment	(239)	(136)
Proceeds from the sale of property and equipment	40	19
Purchases of marketable securities	(35,920)	—
Net cash used in investing activities	(36,119)	(117)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	65,322	64,546
Payment of debt issuance costs	(39)	—
Payment of success fee obligation	—	(1,220)
Proceeds from exercise of common stock options and ESPP	144	340
Net cash provided by financing activities	65,427	63,666
Net (decrease) increase in cash and cash equivalents	(20,463)	12,587
Cash and cash equivalents, beginning of year	92,053	79,466
Cash and cash equivalents, end of year	$71,590	$92,053
Supplemental cash flow information:
Cash paid for interest	$2,420	$2,838
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of warrants to additional paid-in capital	$—	$476
Conversion of preferred stock to common stock upon closing of the initial public offering	$—	$197,888
Accretion of preferred stock to redemption value	$—	$46
Purchases of property and equipment included in accounts payable	$13	$59
Public offering costs incurred but unpaid at period end	$35	$—
The accompanying notes are an integral part of these consolidated financial statements.

AXCELLA HEALTH INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Par Value
BALANCE - January 1, 2019	5,193,915	$6	$7,290	$—	$(157,049)	$(149,753)
Exercise of common stock options	155,043		340			340
Accretion of preferred stock to redemption value			(46)			(46)
Conversion of preferred stock to common stock upon closing of the initial public offering	14,641,997	15	197,873			197,888
Issuance of common stock, net of issuance costs of $6,896	3,571,428	3	64,529			64,532
Reclassification of warrants to additional paid-in capital			476			476
Exercise of common stock warrant	45,414					—
Stock-based compensation			5,824			5,824
Net loss					(59,037)	(59,037)
BALANCE - December 31, 2019	23,607,797	24	276,286	—	(216,086)	60,224
Exercise of common stock options	3,166					—
Issuance of common stock, net of issuance costs of $4,599	14,371,267	14	65,273			65,287
Issuance of common stock related to ESPP	40,043		144			144
Stock-based compensation			6,287			6,287
Unrealized loss on marketable securities				(34)		(34)
Net loss					(56,527)	(56,527)
BALANCE - December 31, 2020	38,022,273	$38	$347,990	$(34)	$(272,613)	$75,381
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
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has historically funded its operations with proceeds from sales of preferred and common stock and borrowings under a loan and security agreement. As of December 31, 2020, the Company had an accumulated deficit of $272.6 million. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes the cash, cash equivalents, and marketable securities on hand as of December 31, 2020 of $107.3 million will be sufficient to fund its operations for at least the next 12 months following the issuance date of these consolidated financial statements.
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
Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the CEO, who is the chief operating decision maker, in making decisions on how to allocate resources and assess performance. The Company operates in one reportable business segment.

Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks and amounts held in interest-bearing money market accounts, Cash equivalents are carried at cost, which approximates their fair market value. The Company considers all highly liquid investments with a remaining maturity when purchased of three months or less to also be cash equivalents.
Marketable Securities
The Company’s marketable securities, which consisted of corporate debt obligations as of December 31, 2020, are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.
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
Concentrations of Credit Risk
The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and marketable securities. The Company maintains its cash and cash equivalent balances and marketable securities with financial institutions that management believes are creditworthy. The Company’s cash equivalents and marketable securities as of December 31, 2020 consisted of corporate obligations, bank deposits, and money market funds that invest in U.S. treasury securities.
The Company's investment policy includes guidelines on the quality of the institutions and financial instruments and defines the allowable investments that the Company believes minimizes the exposure to concentrations of credit risk. The Company has not experienced any credit losses and does not believe that it is subject to significant credit risk.
Fair Value Measurements
Certain assets and liabilities of the Company are carried at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

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
Property and Equipment
Property and equipment are recorded at cost. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives of the assets:

Estimated useful life
Computer equipment and software	3 years
Office equipment	3 - 5 years
Laboratory equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of the asset’s estimated useful life or the remaining lease term
Upon disposal, retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Expenditures for repairs and maintenance that do not improve or extend the lives of the respective assets are charged to expense as incurred.
Impairment of Long-Lived Assets
Long-lived assets consist of property and equipment. The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. There were no significant impairments of long‑lived assets for the years ended December 31, 2020 or 2019.

Research and Development Costs
Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits, facilities costs, depreciation, third-party license fees, and external costs of outside vendors engaged to conduct preclinical development activities, Clinical Studies and Clinical Trials as well as to manufacture research and development materials. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are deferred and are recognized as an expense as the goods are consumed or the related services are performed.
The Company has entered into various research and development related contracts. The Company records accrued liabilities for research costs incurred but not paid. When measuring the accrued liabilities, the Company analyzes progress of the Clinical Studies or Clinical Trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.
Stock-Based Compensation
The Company measures the estimated fair value of the stock-based award on the date of grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the award. For stock-based awards with service-based vesting conditions, the Company records the expense for these awards using the straight-line method. For stock options with performance-based vesting conditions, the Company records the expense for these awards over the requisite service period using an accelerated attribution method to the extent the achievement of the performance condition is probable. The Company accounts for forfeitures as they occur.
The Company classifies stock-based compensation expense in the consolidated statements of operations in the same manner in which the award recipient’s cash compensation costs are classified.
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
The Company recognizes the tax benefit from any uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2020 and 2019, the Company has not identified any uncertain tax positions for which reserves would be required.
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2020, the Company’s only element of other comprehensive loss was unrealized gains (losses) on marketable securities.

Net Loss Per Share
Basic net loss per share attributable to common stockholders is calculated by dividing net loss by the weighted average shares outstanding during the period. Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. All common stock equivalents have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented.
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
3. FAIR VALUE MEASUREMENTS
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy (in thousands):

	Fair value measurements at December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$69,118	$—	$—	$69,118
Marketable securities:
Corporate obligations	—	35,739	—	35,739
Total	$69,118	$35,739	$—	$104,857

	Fair value measurements at December 31, 2019 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$91,803	$—	$—	$91,803
Total	$91,803	$—	$—	$91,803

4. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
As of December 31, 2020 and 2019, cash, cash equivalents, and marketable securities by security type consisted of the following (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$71,590	$—	$—	$71,590
Corporate obligations	35,773	1	(35)	35,739
Total	$107,363	$1	$(35)	$107,329

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$92,053	$—	$—	$92,053
Corporate obligations	—	—	—	—
Total	$92,053	$—	$—	$92,053

The fair values of cash equivalents and marketable securities by contractual maturity were as follows (in thousands):

	December 31,
Contractual maturities	2020	2019
Mature in one year or less	$86,338	$91,803
Mature in two years or less	18,519	—
Total	$104,857	$91,803

Marketable securities with maturities beyond one year are classified as short-term marketable securities in the consolidated balance sheets due to their highly liquid nature and because they represent the Company’s investments that are available for current operations. All cash equivalents mature within three months or less. Operating cash of $2.5 million and $0.3 million is excluded from the above table as of December 31, 2020 and 2019, respectively.

5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$3,022	$3,511
Leasehold improvements	564	597
Office and computer equipment	111	111
Furniture and fixtures	122	122
Property and equipment, gross	3,819	4,341
Less: accumulated depreciation and amortization	(3,459)	(3,733)
Property and equipment, net	$360	$608
Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was $0.4 million and $0.7 million, respectively. The Company disposed of lab equipment during the year ended December 31, 2020 totaling $0.7 million.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued employee compensation and benefits	$2,998	$3,109
Accrued external research and development expenses	1,870	1,799
Accrued professional fees and other	626	1,450
Total accrued expenses and other current liabilities	$5,494	$6,358

7. DEBT FINANCING
Long-term debt consisted of the following (in thousands):

	December 31,
	2020	2019
Principal amount of long-term debt	$26,000	$26,000
Debt discount	(308)	(456)
Deferred financing fees	(470)	(647)
Long-term debt, net of discount	$25,222	$24,897
In January 2018, the Company entered into a Loan and Security Agreement. Under the Loan and Security Agreement, the Company granted the lender a first priority security interest in all assets of the Company, excluding intellectual property and granted a negative pledge on such intellectual property. The interest rate is LIBOR plus 8.50% per annum.
On August 28, 2020, the Loan and Security Agreement was further amended to, among other things; (i) extend the date on which repayment of principal commences until November 2021, (ii) provide for further extensions of the date on which repayment of principal commences to February 2022 and May 2022, provided that certain specified regulatory and clinical milestones are satisfied by the Company, (iii) increase the final payment fee from 5.35% to 6.35% and (iv) add a 0.2% floor to the LIBOR rate. The Company paid $39,000 to the lender for the amended agreement.

The Company achieved two of the specified regulatory and clinical milestones and the date on which repayment of principal commences was extended to February 2022. The monthly principal payments of $2.2 million will be paid over a period of 12 months. The interest rate was 8.70% as of December 31, 2020.
Terminal Interest Fee
The Company's debt facility includes a terminal interest fee obligation totaling $1.7 million, which is due with the final principal payment of the loan and has been modified from time to time as the facilities were amended. The Company is accruing the terminal fee obligation over the term of the facility. The carrying value of the terminal interest fee was $1.1 million and $0.9 million at December 31, 2020 and 2019, respectively, and is classified within other long-term liabilities.
The scheduled principal maturity of the long term debt as of December 31, 2020 is as follows (in thousands):

Year Ending December 31,
2021	$—
2022	23,833
2023	2,167
$26,000

8. STOCKHOLDERS' EQUITY
Redeemable Convertible Preferred Stock
Upon the closing of the IPO in 2019, all outstanding Preferred Stock converted into an aggregate of 14,641,997 shares of common stock. The holders of the Company’s preferred stock had certain voting, dividend, and redemption rights, as well as liquidation preferences and conversion privileges. All rights, preferences, and privileges associated with the preferred stock were terminated at the time of the Company’s IPO in conjunction with the conversion of all outstanding shares of preferred stock into shares of common stock.
Common Stock
In May 2019, the Company issued 3,571,428 common shares at a public offering price of $20.00 per share for net proceeds of $64.5 million, after deducting underwriting discounts and commissions and other offering expenses.
Additionally, in May 2019, the Company restated its certificate of incorporation, which, among other things: (i) authorized 160,000,000 shares, consisting of (i) 150,000,000 shares of common stock, $0.001 par value per share, and (ii) 10,000,000 shares of undesignated preferred stock, $0.001 par value per share.
On May 18, 2020, the Company completed a public offering pursuant to which the Company issued an aggregate of 12,650,000 shares of its common stock for net proceeds of approximately $55.9 million, after deducting the underwriting discounts, commissions, and other offering expenses.
On June 5, 2020, the Company entered into a sales agreement with SVB Leerink LLC (“SVB Leerink”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35.0 million from time to time through SVB Leerink, acting as its agent (the “ATM Offering”). During the year ended December 31, 2020, the Company sold an aggregate of 1,721,267 shares of its common stock under the ATM Offering for net cash proceeds of $9.3 million, after deducting commissions and expenses of $0.5 million.

9. STOCK-BASED COMPENSATION
2019 Stock Option and Incentive Plan
The 2019 Stock Option and Incentive Plan (the "2019 Plan") was approved by the Company's board of directors on April 29, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and cash-based awards to the Company's officers, employees, directors and consultants. Awards under the 2019 plan generally vest ratably over the vesting period (3-4 years) and have a maximum term of 10 years. The number of shares initially reserved for issuance under the 2019 Plan is 905,000, which was increased on January 1, 2020 and will be increased each January 1 thereafter by 4% of the number of shares of the Company's common stock outstanding on the immediately preceding December 31, or such lesser number of shares determined by the Company's board of directors or compensation committee of the board of directors. The number of options available for future grant under the 2019 Plan was 936,148 as of December 31, 2020.
2019 Employee Stock Purchase Plan
The 2019 Employee Stock Purchase Plan (the "2019 ESPP") was approved by our board of directors on April 29, 2019. A total of 237,181 shares of common stock were initially reserved for issuance under this plan, which was cumulatively increased on January 1, 2020 and will be increased each January 1 thereafter by 1% of the number of shares of the Company's common stock outstanding on the immediately preceding December 31, or such lesser number of shares determined by the Company's board of directors or compensation committee of the board of directors.
The number of shares available for future grant was 429,026 as of December 31, 2020. The Company recorded $0.1 million of stock-based compensation expense during the year ended December 31, 2020. No such expense was recorded during the year ended December 31, 2019 related to the 2019 ESPP.
In connection with all share-based payment awards, total stock-based compensation expense recognized was as follows (in thousands):

	December 31,
	2020	2019
Research and development	$2,670	$2,461
General and administrative	3,617	3,363
Total stock-based compensation expense	$6,287	$5,824

Fair Value of Stock Awards
The fair value of each option issued was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ending December 31,
	2020	2019
Risk-free interest rate	1.01%	2.09%
Expected option life (in years)	5.97	6.16
Expected dividend yield	0%	0%
Expected volatility	79%	71%

The following table summarizes the Company’s stock option activity for the year ended December 31, 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding as of January 1, 2020	5,176,944	$7.35
Granted	1,021,940	4.57
Exercised	(4,071)	1.12
Cancelled	(1,274,853)	8.91
Outstanding as of December 31, 2020	4,919,960	$6.37	7.04	$2,343
Exercisable as of December 31, 2020	3,015,220	$6.59	6.16	$1,459
Vested or expected to vest as of December 31, 2020	4,894,960	$6.36	7.00	$2,298
The intrinsic value of options exercised during the year ended December 31, 2020 was nominal. The intrinsic value of options exercised during the year ended December 31, 2019 was $0.4 million.
The weighted-average grant date fair value of the options granted during the years ended December 31, 2020 and 2019, was $3.06 and $7.21 per share, respectively.
As of December 31, 2020, there was $6.7 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 2.1 years.
Restricted Stock Units
The fair values of restricted stock units are based on the market value of the Company's common stock on the date of grant. The following table summarizes the Company's restricted stock unit activity for the year ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 1, 2020	66,801	$3.40
Granted	401,166	4.05
Vested	—	—
Forfeited	(120,380)	3.72
Outstanding as of December 31, 2020	347,587	$4.04
As of December 31, 2020, there was $1.0 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.8 years.

10. INCOME TAXES
There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its deferred tax assets. A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations as of December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Tax at U.S. statutory rate	21.0%	21.0%
State taxes, net of federal benefit	6.1%	6.0%
Permanent differences	(0.8)%	(1.9)%
Tax credits	3.0%	4.1%
Other	0.3%	—%
Change in valuation allowance	(29.6)%	(29.2)%
Effective income tax rate	0.0%	0.0%
Significant components of the Company’s deferred tax asset at December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
Net operating loss carryforwards	$65,911	$52,242
Research and development tax credit carryforwards	8,896	7,917
Start-up costs	28	35
Capitalized research and development costs	64	169
Depreciation	304	413
Accrued expenses	1,059	1,102
Stock-based compensation	3,253	1,087
Other items	1,175	971
Total deferred tax assets	80,690	63,936
Valuation allowance	(80,690)	(63,936)
Net deferred tax asset	$—	$—
As of December 31, 2020, the Company had federal and state net operating loss carryforwards of $242.5 million and $237.3 million, respectively, which may be used to offset future taxable income, if any. These amounts begin to expire in 2030. The federal net operating losses generated in 2018, 2019 and 2020 can be carried forward indefinitely. As of December 31, 2020, the Company had federal and state research and development tax credit carryforwards of $7.0 million and $2.5 million, respectively. These amounts expire at various dates through 2040. Due to the degree of uncertainty related to the ultimate use of the deferred tax assets, the Company has fully reserved these tax benefits, as the determination of the realization of the deferred tax benefits was not determined to be more likely than not. The valuation allowance increased in 2020 by $16.8 million, due to the increase in deferred tax assets by the same amount (primarily due to net operating loss carryforwards) and the Company’s recording of a full valuation allowance.
Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. As of December 31, 2020, the Company had not yet completed an analysis of whether its net operating loss and research and development credit carryforwards may be limited.

At December 31, 2020 and 2019, the Company had no unrecognized tax benefits. Furthermore, as of December 31, 2020 and 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in our consolidated statements of operations. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.
The Company files income tax returns in the U.S. Federal, California, Massachusetts, New Jersey, New York, and Pennsylvania jurisdictions. The statute of limitations for assessment by the Internal Revenue Service, or IRS, and state tax authorities is closed for tax years prior to 2017, although carryforward attributes that were generated prior to tax year 2017 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. There are currently no federal or state audits in progress.
11. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases laboratory and office space under a lease agreement that expires on April 30, 2024. The lease agreement and most recent amendment contained escalating rent payments. Rent expense is recorded on a straight-line basis. The Company is obligated to make minimum lease payments under the facility lease as follows (in thousands):

Years Ending December 31,
2021	$1,507
2022	1,672
2023	1,722
2024	580
Total	$5,481
Rent expense in each of the years ended December 31, 2020 and 2019 was $1.3 million and $1.2 million, respectively.
Other Commitments
We enter into contracts in the normal course of business with contract research organizations ("CROs"), contract manufacturing organizations ("CMOs") and other third parties for preclinical research studies, Clinical Studies, Clinical Trials, and testing and manufacturing services. These contracts do not contain minimum purchase commitments and are cancelable by upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of service providers, up to the date of cancellation.
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

12. NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	December 31,
	2020	2019
Numerator:
Net loss	$(56,527)	$(59,037)
Accretion of redeemable convertible preferred stock	—	(46)
Net loss attributable to common stockholders	$(56,527)	$(59,083)
Denominator:
Weighted average common shares outstanding, basic and diluted	31,747,676	16,624,941
Net loss per share, basic and diluted	$(1.78)	$(3.55)
The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2020	2019
Options to purchase common stock	4,919,960	5,176,944
Unvested restricted stock units	347,587	—
Shares issuable under employee stock purchase plan	9,830	—
	5,277,377	5,176,944

13. 401(k) PLAN
The Company has a 401(k) retirement and savings plan (the "Plan") covering all qualified employees. The Plan allows each participant to contribute a portion of his or her base wages up to an amount not to exceed an annual statutory maximum. The Company is permitted to make discretionary matching contributions to the Plan. As of December 31, 2020, the Company's matching contributions totaled $0.3 million. The Company did not make matching contributions as part of the Plan as of December 31, 2019.
14. RELATED-PARTY TRANSACTIONS
In August 2019, the Company entered into a consulting agreement with the Chairman of the Company's Board of Directors, to provide various consulting services to the Company. The total expense under the agreement for the year ended December 31, 2020 and 2019 was $0.3 million and $0.3 million, respectively. As of December 31, 2020 and 2019 there were no amounts payable to the Chairman for costs related to the consulting agreement.
15. SUBSEQUENT EVENTS
The Company has evaluated subsequent events for financial statement purposes occurring through March 17, 2021, the date that these consolidated financial statements were issued, and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file under the Exchange Act, with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable-assurance level.
Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management has concluded that our internal control over financial reporting was effective, as of December 31, 2020.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9b. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents Filed as Part of this Annual Report
1. Financial Statements
The financial statements of Axcella Health Inc. are included in Item 8 of this Annual Report on Form 10-K.
2. Financial Statement Schedules
All financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements and related notes.
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

3.2
Amended and Restated Bylaws of Registrant (Incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K (File No. 001-38901) filed with the Securities and Exchange Commission on May 17, 2019).

3.3
Amendment to the Amended and Restated Bylaws of Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38901) filed with the Securities and Exchange Commission on May 8, 2020).

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

4.3
Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2020).

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

10.9#
Amended and Restated Employment Agreement between the Registrant and Manu Chakravarthy, dated December 29, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2020).

10.10#
Employment Agreement between the Registrant and Andrew Suchoff, dated June 18, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2020).

10.11#
First Amendment to Amended and Restated Employment Agreement between the Registrant and Manu Chakravarthy, dated August 1, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2020).

10.12#
First Amendment to Amended and Restated Employment Agreement between the Registrant and Paul Fehlner, dated September 16, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2020).

10.13#
Chairman and Consulting Agreement between the Registrant and the Chairman of the Board of Directors, dated August 22, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2019).

10.14#
Form of Indemnification Agreement between the Registrant and each of its directors (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230822) filed with the Securities and Exchange Commission on April 12, 2019).

10.15#
Form of Indemnification Agreement between the Registrant and each of its executive officers (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230822) filed with the Securities and Exchange Commission on April 12, 2019).

10.16
Riverside Technology Center Commercial Lease Agreement between Rivertech Associates II, LLC and the Registrant, dated as of December 28, 2010 (incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-230822) filed with the Securities and Exchange Commission on April 30, 2019).

10.17
Fifth Lease Extension and Modification Agreement to the Lease Agreement between Rivertech Associates II, LLC and the Registrant, dated as of April 28, 2017 (incorporated by reference to Exhibit 10.11 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-230822) filed with the Securities and Exchange Commission on April 30, 2019).

10.18*	Sixth Lease Extension and Modification Agreement to the Lease Agreement between Rivertech Associates II, LLC and the Registrant, dated as of October 1, 2020.

10.19
Loan and Security Agreement among Solar Capital Ltd. and the Lenders thereto and the Registrant, dated as of January 9, 2018 (incorporated by reference to Exhibit 10.12 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-230822) filed with the Securities and Exchange Commission on April 30, 2019).

10.20
Second Amendment to Loan and Security Agreement, dated November 30, 2018 (incorporated by reference to Exhibit 10.14 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-230822) filed with the Securities and Exchange Commission on April 30, 2019).

10.21
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

AXCELLA HEALTH INC.

Date: March 17, 2021	By:	/s/ William R. Hinshaw, Jr.
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

Signature	Title	Date

/s/ William R. Hinshaw, Jr.	President, Chief Executive Officer and Director	March 17, 2021
William R. Hinshaw, Jr.	(Principal Executive Officer)

/s/ David R. Epstein	Chairman, Director	March 17, 2021
David R. Epstein

/s/ Laurent Chardonnet	Senior Vice President and Chief Financial Officer	March 17, 2021
Laurent Chardonnet	(Principal Financial Officer and Principal Accounting Officer)

/s/ Shreeram Aradhye, M.D.	Director	March 17, 2021
Shreeram Aradhye, M.D.

/s/ William D. Baird III	Director	March 17, 2021
William D. Baird III

/s/ Grégory Behar	Director	March 17, 2021
Grégory Behar

/s/ Stephen Hoge, M.D.	Director	March 17, 2021
Stephen Hoge, M.D.

/s/ Gary Pisano, Ph.D.	Director	March 17, 2021
Gary Pisano, Ph.D.

/s/ Cristina M. Rondinone, Ph.D.	Director	March 17, 2021
Cristina M. Rondinone, Ph.D.

/s/ Catherine A. Sohn, PharmD.	Director	March 17, 2021
Catherine A. Sohn, PharmD.