Form 10-Q
period 2021-03-31
Axcella Health Inc.
filed 2021-05-06
CIK 1633070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2021, the registrant had 37,722,435 shares of common stock, $0.001 par value per share, outstanding.

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
•the success, cost and timing of our product development activities, including statements regarding the timing of initiation and completion of preclinical studies, Clinical Studies or Clinical Trials and related preparatory work, and the timing of the availability of the results of these preclinical studies, Clinical Studies and Clinical Trials, including our planned Clinical Trials for AXA1665 and AXA1125;
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

AXCELLA HEALTH INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)

AXCELLA HEALTH INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of
	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$43,049	$71,590
Marketable securities	49,909	35,739
Prepaid expenses and other current assets	977	1,692
Total current assets	93,935	109,021
Property and equipment, net	334	360
Other assets	211	211
Total assets	$94,480	$109,592
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,538	$2,290
Accrued expenses and other current liabilities	4,604	5,494
Current portion of long-term debt	4,333	—
Total current liabilities	10,475	7,784
Long-term debt, net of current portion and discount	20,983	25,222
Other liabilities	1,364	1,205
Total liabilities	32,822	34,211
Commitments and contingencies (Note 10)	—	—
Stockholders' equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 38,109,416 and 38,022,273 shares issued and 37,690,435 and 37,603,292 shares outstanding at March 31, 2021 and December 31, 2020, respectively	38	38
Additional paid-in capital	349,449	347,990
Treasury stock, 418,981 shares at cost	—	—
Accumulated other comprehensive loss	(27)	(34)
Accumulated deficit	(287,802)	(272,613)
Total stockholders' equity	61,658	75,381
Total liabilities and stockholders' equity	$94,480	$109,592
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$10,240	$10,335
General and administrative	4,256	4,125
Total operating expenses	14,496	14,460
Loss from operations	(14,496)	(14,460)
Other income (expense):
Interest income	35	257
Interest expense	(728)	(802)
Other income (expense), net	—	(4)
Total other income (expense), net	(693)	(549)
Net loss	$(15,189)	$(15,009)
Net loss per share, basic and diluted	$(0.40)	$(0.65)
Weighted average common shares outstanding, basic and diluted	37,652,158	23,188,816
Comprehensive loss:
Net loss	$(15,189)	$(15,009)
Other comprehensive income (loss):
Unrealized gains on marketable securities	7	—
Comprehensive loss	$(15,182)	$(15,009)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(15,189)	$(15,009)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64	131
Stock-based compensation	1,428	1,599
Non-cash interest expense	162	133
Other non-cash items	179	—
Changes in current assets and liabilities:
Prepaid expenses and other current assets	715	115
Accounts payable	(711)	(286)
Accrued expenses and other current liabilities	(793)	(3,214)
Net cash used in operating activities	(14,145)	(16,531)
Cash flows from investing activities:
Purchases of property and equipment	(50)	—
Purchases of marketable securities	(16,717)	—
Proceeds from maturities of marketable securities	2,375	—
Net cash used in investing activities	(14,392)	—
Cash flows from financing activities:
Public offering costs paid in the current period	(31)	—
Proceeds from exercise of common stock options	27	—
Net cash used in financing activities	(4)	—
Net decrease in cash and cash equivalents	(28,541)	(16,531)
Cash and cash equivalents, beginning of period	71,590	92,053
Cash and cash equivalents, end of period	$43,049	$75,522

Supplemental cash flow information:
Cash paid for interest	$566	$669
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$59
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands, except share data)

	Three Months Ended March 31, 2020
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
BALANCE - January 1, 2020	23,607,797	$24	$276,286	$—	$(216,086)	$60,224
Stock-based compensation			1,599			1,599
Net loss					(15,009)	(15,009)
BALANCE - March 31, 2020	23,607,797	$24	$277,885	$—	$(231,095)	$46,814

	Three Months Ended March 31, 2021
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
BALANCE - January 1, 2021	38,022,273	$38	$347,990	$(34)	$(272,613)	$75,381
Costs incurred for the issuance of common stock			4			4
Exercise of common stock options	27,143	—	27			27
Vesting of restricted stock units	60,000	—	—			—
Stock-based compensation			1,428			1,428
Unrealized gain on marketable securities				7		7
Net loss					(15,189)	(15,189)
BALANCE - March 31, 2021	38,109,416	$38	$349,449	$(27)	$(287,802)	$61,658

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
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has historically funded its operations with proceeds from sales of preferred and common stock and borrowings under a loan and security agreement. As of March 31, 2021, the Company had an accumulated deficit of $287.8 million. The Company expects to continue to generate operating losses in the foreseeable future. The Company expects that its cash, cash equivalents and marketable securities at March 31, 2021 will be sufficient to fund its operations for at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
Furthermore, the accompanying condensed consolidated financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. As of March 31, 2021, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, have not changed, and the unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2020. The accompanying interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2021, the results of its operations for the three months ended March 31, 2021 and 2020, its cash flows for the three months ended March 31, 2021 and 2020, and its statements of stockholders’ equity for the three months ended March 31, 2021 and 2020.

The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Axcella Health Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value. The Company considers all highly liquid investments with a remaining maturity when purchased of three months or less to also be cash equivalents.
Marketable Securities
The Company’s marketable securities, which consisted of corporate debt obligations as of March 31, 2021, are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
The Company evaluates its marketable securities with unrealized losses for other-than-temporary impairment. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the condensed consolidated statements of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

Concentrations of Credit Risk
The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company’s cash equivalents and marketable securities as of March 31, 2021 consisted of bank deposits, money market funds that invest in U.S. treasury securities, and corporate obligations. We invest in high-quality financial instruments and our portfolio does not consist of any instrument with a maturity duration in excess of twenty-four months, which we believe limits our credit risk.
In addition, the Company's investment policy includes guidelines on the quality of the institutions and financial instruments and defines the allowable investments that the Company believes minimizes the exposure to concentrations of credit risk. The Company has not experienced any credit losses and does not believe that it is subject to significant credit risk.
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
The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above. The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the long-term debt approximates fair value as evidenced by the recent amendment to the Company's debt facility.

Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2021, the Company’s only element of other comprehensive loss was unrealized gains (losses) on marketable securities.
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
Accounting Pronouncements Issued and Not Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended by various subsequently issued ASUs. The standard requires lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The new standard will become effective for the Company on January 1, 2022. The Company expects to apply the modified retrospective approach as of the date of adoption such that prior periods will not be restated. The Company is evaluating the effect that adoption of the standard is expected to have on the Company’s condensed consolidated financial statements and related disclosures and will recognize a lease obligation and right of use asset for its existing operating leases with a lease term greater than one year upon adoption. The Company anticipates that the adoption of ASU 2016-02 will have a material impact on the Company’s financial position and the related footnote disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized cost basis, including marketable securities accounted for as available-for-sale. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. The Company is required to adopt this standard effective January 1, 2023 and the Company is evaluating the impact the guidance will have on its condensed consolidated financial statements.

3. FAIR VALUE MEASUREMENTS
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$40,549	$—	$—	$40,549
Marketable securities:
Corporate obligations	—	49,909	—	49,909
Total	$40,549	$49,909	$—	$90,458

	Fair Value Measurements at December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$69,118	$—	$—	$69,118
Marketable securities:
Corporate obligations	—	35,739	—	35,739
Total	$69,118	$35,739	$—	$104,857

4. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
As of March 31, 2021, and December 31, 2020, cash, cash equivalents and marketable securities by security type consisted of the following (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$43,049	$—	$—	$43,049
Corporate obligations	49,936	5	(32)	49,909
Total	$92,985	$5	$(32)	$92,958

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$71,590	$—	$—	$71,590
Corporate obligations	35,773	1	(35)	35,739
Total	$107,363	$1	$(35)	$107,329
The fair values of cash equivalents and marketable securities by contractual maturity were as follows (in thousands):

Contractual Maturities	March 31, 2021	December 31, 2020
Mature in one year or less	$64,114	$86,338
Mature in two years or less	26,344	18,519
Total	$90,458	$104,857
Marketable securities with maturities beyond one year are classified as short-term marketable securities in the condensed consolidated balance sheets due to their highly liquid nature and because they represent the Company’s investments that are available for current operations. All cash equivalents mature within three months or less. Operating cash of $2.5 million and $2.5 million is excluded from the above table as of March 31, 2021 and December 31, 2020, respectively.
There were no sales of our marketable securities as of March 31, 2021. No such sales occurred during the three months ended March 31, 2020 as the Company did not have marketable securities during this period.

5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Laboratory equipment	$3,060	$3,022
Leasehold improvements	564	564
Office and computer equipment	111	111
Furniture and fixtures	122	122
Property and equipment	3,857	3,819
Less: accumulated depreciation and amortization	(3,523)	(3,459)
Property and equipment, net	$334	$360
Depreciation and amortization expense for the three months ended March 31, 2021 and 2020 was $0.1 million and $0.1 million, respectively.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued employee compensation and benefits	$832	$2,998
Accrued external research and development expenses	3,245	1,870
Accrued professional fees and other	527	626
Total accrued expenses and other current liabilities	$4,604	$5,494
7. DEBT FINANCING
Long-term debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Principal amount of long-term debt	$26,000	$26,000
Debt discount	(271)	(308)
Deferred financing fees	(413)	(470)
Current portion of long-term debt	(4,333)	—
Long-term debt, net of current portion and discount	$20,983	$25,222
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
The Company achieved two of the specified regulatory and clinical milestones and the date on which repayment of principal commences was extended to February 2022. The monthly principal payments of $2.2 million will be paid over a period of 12 months. The interest rate was 8.70% as of March 31, 2021.
The Company's debt facility includes a terminal interest fee obligation totaling $1.7 million, which is due with the final principal payment of the loan and has been modified from time to time as the facilities were amended. The Company is accruing the terminal fee obligation over the term of the facility. The carrying value of the terminal interest fee was $1.1 million and $1.1 million at March 31, 2021 and December 31, 2020, respectively.
The scheduled principal maturity of the long-term debt as of March 31, 2021 is as follows (in thousands):

Year Ending December 31,
2021	$—
2022	23,833
2023	2,167
$26,000
8. STOCKHOLDERS' EQUITY
2019 Stock Option and Incentive Plan
The 2019 Stock Option and Incentive Plan (the "2019 Plan") provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and cash-based awards to the Company's officers, employees, directors and consultants. The number of shares available for future issuance under the 2019 Plan was 1,173,347 shares as of March 31, 2021.
2019 Employee Stock Purchase Plan
The 2019 Employee Stock Purchase Plan (the "2019 ESPP") provides participating employees with the opportunity to purchase shares of common stock. The number of shares available for future issuance under the 2019 ESPP was 666,207 shares as of March 31, 2021.

Stock-Based Compensation Expense
In connection with all share-based payment awards, total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$410	$716
General and administrative	1,018	883
Total stock-based compensation expense	$1,428	$1,599
Fair Value of Stock Options
The fair value of each option issued to employees was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.76%	1.64%
Expected option life (in years)	6.02	6.11
Expected dividend yield	—%	—%
Expected volatility	97.2%	72.5%
Stock Option Activity
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding as of January 1, 2021	4,919,960	$6.37
Granted	1,682,976	6.31
Exercised	(27,143)	1.00
Canceled	(536,960)	7.74
Outstanding as of March 31, 2021	6,038,833	$6.26	7.58	$1,659
Exercisable as of March 31, 2021	3,051,583	$6.44	6.08	$1,275
Vested or expected to vest as of March 31, 2021	5,988,833	$6.22	7.50	$1,625
The intrinsic value of options exercised during the three months ended March 31, 2021 was $117,000. The intrinsic value of options exercised during the same period in 2020 was nominal.
The weighted-average grant date fair value of the options granted during the three months ended March 31, 2021 and 2020, was $4.81 and $2.69 per share, respectively.
As of March 31, 2021, there was $12.1 million of unrecognized compensation expense that is expected to be recognized over a weighted-average period of approximately 2.85 years.

Restricted Stock Units
The fair values of restricted stock units are based on the market value of our stock on the date of grant. The following table summarizes the Company's restricted stock unit activity for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 1, 2021	347,587	$4.04
Granted	120,916	6.41
Vested	(60,000)	4.98
Forfeited	—	—
Outstanding as of March 31, 2021	408,503	$4.60
As of March 31, 2021, there was $1.5 million of unrecognized compensation expense that is expected to be recognized over a weighted-average period of approximately 2.15 years.
9. NET LOSS PER SHARE
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	6,038,833	5,443,078
Unvested restricted stock units	408,503	162,967
Shares issuable under employee stock purchase plan	22,870	—
	6,470,206	5,606,045
10. COMMITMENTS AND CONTINGENCIES
Other Commitments
We enter into contracts in the normal course of business with contract research organizations ("CROs"), contract manufacturing organizations ("CMOs") and other third parties for preclinical research studies, Clinical Studies, Clinical Trials and testing and manufacturing services. These contracts do not contain minimum purchase commitments and are cancelable upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of service providers, up to the date of cancellation.
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

11. RELATED-PARTY TRANSACTIONS
In August 2019, the Company entered into a consulting agreement with the chairman of the Company's Board of Directors to provide various consulting services to the Company. The total cash expense under the agreement for the three months ended March 31, 2021 and 2020 was $0.1 million and $0.1 million, respectively. As of March 31, 2021, there were no amounts payable to the chairman for costs related to the consulting agreement. In March 2021, the consulting agreement was modified so that the chairman would no longer receive cash compensation for his consulting services and would instead be compensated solely via equity compensation. The aggregate grant date fair value of the equity awarded to the chairman in 2021 and 2020 for his consulting services was $0.6 million and $0.2 million, respectively. The grant date fair value is calculated in accordance with FASB ASC Topic 718.
12. SUBSEQUENT EVENTS
The Company has evaluated subsequent events for financial statement purposes occurring through the date these condensed consolidated financial statements were issued and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of Axcella Health Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report, and the audited financial statements and notes included in our Annual Report on Form 10-K, filed with the SEC on March 17, 2021. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Quarterly Report, including under Part II, Item 1A. “Risk Factors” and under “Special Note Regarding Forward-Looking Statements.” In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
Overview
We are a clinical-stage biotechnology company focused on pioneering a new approach to treat complex diseases and improve health using endogenous metabolic modulator, or EMM, compositions. Our product candidates are comprised of multiple EMMs that are engineered in distinct combinations and ratios with the goal of simultaneously impacting multiple biological pathways. Our pipeline includes lead therapeutic candidates for non-alcoholic steatohepatitis, or NASH, and the reduction in risk of recurrent overt hepatic encephalopathy, or OHE.
Using our development platform, we have efficiently developed a pipeline of product candidates that are comprised of amino acids and their derivatives, which have a general history of safe use. These orally administered compositions have shown the potential to generate multifactorial effects in initial Clinical Studies.
An overview of our current therapeutic product candidates and their planned next development steps is illustrated below:

AXA1665 for the Reduction in Risk of Recurrent OHE
We have conducted two prior Clinical Studies of AXA1665 in subjects with mild (Child Pugh A) and moderate (Child Pugh B) hepatic insufficiency. AXA1665 was generally well tolerated in both of these studies, with multifactorial effects seen in subjects. The findings from our most recent Clinical Study, AXA1665-002, replicated those seen on amino acid metabolism from our previous short-term Clinical Study. We also noted dose dependent, directionally consistent changes across all three psychometric tests that were utilized in AXA1665-002.
In January 2021, we received U.S. Food and Drug Administration (FDA) clearance of an Investigational New Drug (IND) application for AXA1665, and we plan to initiate a Phase 2 Clinical Trial for this candidate in the second quarter of 2021. This randomized, double-blind, placebo-controlled, multi-center investigation will evaluate the efficacy and safety of AXA1665 in patients who have experienced at least one prior OHE event and have neurocognitive dysfunction at screening. Approximately 150 patients on lactulose ± rifaximin (stratified by rifaximin use) will be randomized 1:1 to receive either 53.8 grams per day of AXA1665 or a matched placebo in three divided doses for 24 weeks, with a four-week safety follow-up period.
The Clinical Trial’s primary endpoint will assess the proportion of patients with a ≥2 point increase in the psychometric hepatic encephalopathy score (PHES) after the 24-week treatment period. Key secondary endpoints will focus on the proportion of patients experiencing an OHE breakthrough event and time to first OHE breakthrough event, including time to hospitalization. Other secondary endpoints include changes in physical function and patient-reported outcomes.
AXA1125 for the Treatment of NASH
We have conducted two prior Clinical Studies of AXA1125 in subjects with presumed NASH. AXA1125 was generally well tolerated in both of these studies with meaningful and sustained reductions shown in key measures of hepatic fat, insulin resistance, inflammation and fibrosis with a safe and well tolerated profile. In our most recent Clinical Study, AXA1125-003, reductions in these measures were even greater among subjects with type 2 diabetes. Notably, the forementioned results were seen without an impact on mean body weight or serum lipids.
In April 2021, we received U.S. Food and Drug Administration (FDA) clearance of an Investigational New Drug (IND) application for AXA1125, and we plan to initiate a Phase 2b Clinical Trial for this candidate in the second quarter of 2021. This randomized, double-blind, placebo-controlled, multi-center Clinical Trial will evaluate the efficacy, safety and tolerability of AXA1125 in adult patients with biopsy-confirmed F2/F3 NASH. Approximately 270 patients are expected to be enrolled and randomized 1:1:1 to receive either 45.2 or 67.8 grams per day of AXA1125 or a matched placebo in two divided doses for 48 weeks, with a four-week safety follow-up period. Patients will be stratified based on the presence or absence of type 2 diabetes.
The Clinical Trial’s primary endpoint will assess the proportion of patients with a biopsy-confirmed ≥2 point improvement in their non-alcoholic fatty liver disease, or NAFLD, Activity Score (NAS) after the 48-week treatment period. Secondary endpoints will include the proportion of patients achieving biopsy-confirmed resolution of NASH without worsening of fibrosis and the proportion of patients achieving a ≥1 stage improvement in fibrosis without worsening of NASH.
Effects of COVID-19 Pandemic
The extent to which COVID-19 impacts our business, operations or financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, new information that may emerge concerning the severity of COVID-19 or the nature or effectiveness of actions to contain COVID-19 or treat its impact, among others. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. However, if we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operations and financial condition.

Components of our Condensed Consolidated Results of Operations
Revenue
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
Research and Development Expenses
Our research and development expenses consist primarily of costs incurred in connection with our research activities, including our drug discovery efforts, and the development of our product candidates, which include:
•direct external research and development expenses, including fees, reimbursed materials and other costs paid to consultants, contractors, contract manufacturing organizations, or CMOs, and clinical research organizations, or CROs, in connection with our clinical and preclinical development and manufacturing activities;
•employee-related expenses, including salaries, related benefits and stock-based compensation expense for employees engaged in research and development functions;
•expenses incurred in connection with the preclinical and clinical development of our product candidates, including any Clinical Studies, Clinical Trials and other research programs, including under agreements with third parties, such as consultants, contractors and CROs;
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
We expense research and development costs as incurred. We often contract with CROs and CMOs to facilitate, coordinate and perform agreed-upon research, design, development, and manufacturing of our product candidates. To ensure that research and development costs are expensed as incurred, we record monthly accruals for Clinical Studies, Clinical Trials and manufacturing costs based on the work performed under the contract.
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

Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the stage of preclinical and clinical activities and development. Many factors can affect the cost and timing of our Clinical Studies and Clinical Trials, including, without limitation, slow patient enrollment and the availability of supplies, including as a result of the COVID-19 pandemic, and real or perceived lack of effect on biology or safety of our product candidates. In addition, the development of all of our product candidates may be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development of our product candidates.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change

Operating expenses:
Research and development	$10,240	$10,335	$(95)
General and administrative	4,256	4,125	131
Total operating expenses	14,496	14,460	36
Loss from operations	(14,496)	(14,460)	(36)
Other income (expense):
Other income (expense), net	(693)	(549)	(144)
Total other income (expense), net	(693)	(549)	(144)
Net loss	$(15,189)	$(15,009)	$(180)
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Salary and benefits-related	$3,352	$4,649	$(1,297)
Clinical research and outside services	5,420	4,633	787
Facility-related and other	1,468	1,053	415
Total research and development expenses	$10,240	$10,335	$(95)
Salary and benefits-related costs decreased by $1.3 million due to lower headcount. Clinical research and outside services costs increased by $0.8 million due to expenses incurred to support the planned initiation of our AXA1665 Phase 2 Clinical Trial and AXA1125 Phase 2b Clinical Trial. Facility-related and other costs increased $0.4 million due to increases in infrastructure and scientific communications expenses.

General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Salary and benefits-related	$2,665	$2,509	$156
Other contract services and outside costs	1,293	1,346	(53)
Facility-related and other	298	270	28
Total general and administrative expenses	$4,256	$4,125	$131
Salary and benefits-related costs increased by $0.2 million due to an increase in equity compensation related to additional grants issued in the first quarter of 2021.
Other Income (Expense), Net
Other income (expense), net was $0.7 million for the three months ended March 31, 2021, compared to $0.5 million for the three months ended March 31, 2020. The increase was driven by lower interest income of $0.2 million as a result of declines in interest rates.
Liquidity and Capital Resources
Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $15.2 million and $15.0 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $287.8 million. We expect to incur net losses as we continue to develop our product candidates, and our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.
Furthermore, due to the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, strategic alliances and/or marketing and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.
To date, we have primarily financed our operations with proceeds from the sale of preferred and common stock and borrowing of debt, including the following recent significant transactions:
•On May 18, 2020, we completed a follow-on public offering pursuant to which we issued an aggregate of 12,650,000 shares of our common stock for net proceeds of approximately $55.9 million after deducting the underwriting discounts and commissions and other offering expenses.

•On June 5, 2020, we entered into a sales agreement with SVB Leerink LLC (“SVB Leerink”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time through SVB Leerink, acting as our agent (the “ATM Offering”). As of March 31, 2021, we have sold an aggregate of 1,721,267 shares of common stock under the ATM Offering for net cash proceeds of $9.3 million after deducting commissions and expenses of $0.5 million.
As of March 31, 2021, we had cash, cash equivalents and marketable securities of $93.0 million. We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2021 will enable us to fund our operating expenses, capital expenditure requirements and debt service payments for at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations significantly beyond that point, we will need to raise additional capital, which cannot be assured.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash used in operating activities	$(14,145)	$(16,531)
Cash used in investing activities	(14,392)	—
Cash used in financing activities	(4)	—
Net decrease in cash and cash equivalents	$(28,541)	$(16,531)
Operating Activities
During the three months ended March 31, 2021, operating activities used $14.1 million of cash, primarily resulting from a net loss of $15.2 million and changes in our operating assets and liabilities of $0.8 million, both partially offset by non-cash charges of $1.8 million, including $1.4 million of stock-based compensation.
During the three months ended March 31, 2020, operating activities used $16.5 million of cash, primarily resulting from a net loss of $15.0 million and changes in our operating assets and liabilities of $3.4 million, both partially offset by non-cash charges of $1.9 million, including $1.6 million of stock-based compensation.
Investing Activities
During the three months ended March 31, 2021, net cash used in investing activities primarily consisted of the purchase of marketable securities totaling $16.7 million, which was partially offset by marketable securities maturing totaling $2.4 million.
During the three months ended March 31, 2020, there were no investing activities.
Financing Activities
During the three months ended March 31, 2021, net cash used in financing activities primarily consisted of nominal costs incurred related to the issuance of common stock, which were partially offset by nominal proceeds received from the exercise of common stock options.
During the three months ended March 31, 2020, there were no financing activities.

Loan and Security Agreement
At March 31, 2021, we had $26.0 million in outstanding long-term debt pursuant to our loan and security agreement. In accordance with the recent amendment of the loan and security agreement, the interest-only period was extended through January 31, 2022 as we achieved certain regulatory and clinical milestones. Monthly principal payments of $2.2 million will commence February 1, 2022 for 12 months as the loan matures on January 1, 2023. The interest-only period may be further extended through May 1, 2022, provided that we achieve a specified clinical milestone by September 30, 2021. The terminal interest fee of 6.35%, or $1.7 million, is due with the final principal payment of the loan. We granted the lender a first priority security interest in all of our assets, excluding intellectual property and granted a negative pledge on such intellectual property. There are no financial covenants under our loan and security agreement.
Funding Requirements
We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2021 will be adequate to fund our operating expenses, capital expenditure requirements and debt service obligations through at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance existing product candidates into Clinical Trials and Clinical Studies and develop new product candidates. Our cash requirements depend on numerous factors, including, without limitation, expenditures in connection with our research and development programs, including with respect to the timing and progress of Clinical Trials, Clinical Studies and preclinical development activities; payments to CROs, CMOs and other third-party providers; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our ability to raise additional equity or debt financing; potential repayments of our long-term debt; and our ability to enter into collaboration or license agreements and our receipt of any upfront, milestone or other payments thereunder. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. See “Risk Factors” for further discussion of these and additional risks and uncertainties that may significantly affect the timing and amount of expenditures of our capital resources.
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

Critical Accounting Policies and Use of Estimates
Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. There have been no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 17, 2021.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2021 were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report and in other documents that we file with the SEC, in evaluating the Company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks that we face. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.
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
•We rely on third parties to conduct our Clinical Studies and Clinical Trials, and to assist us in meeting the regulatory requirements applicable to the development and marketing of our products. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize any potential product candidates.
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
The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

Risks Related to Our Financial Position and Capital Needs
We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
We are a biotechnology company with a limited operating history. Investment in product development in the healthcare industry, including of biotechnology products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate an adequate effect or an acceptable safety profile, gain regulatory approval and/or become commercially viable. To date, our product candidates have been studied in Clinical Studies as food products. We are pursuing future development of AXA1665 and AXA1125 in Clinical Trials. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2008. Our net losses were $15.2 million and $15.0 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $287.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates in Clinical Studies, Clinical Trials for any product candidate we elect to develop as a drug product candidate under an IND and as we seek regulatory approvals, as necessary, for and commercialize our product candidates, if approved. We anticipate that our expenses will increase substantially if, and as, we:
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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts for our current and future programs: to conduct further research and development, preclinical studies, Clinical Studies and/or Clinical Trials for any product candidates we elect to develop as a drug product candidate under an IND; to validate the manufacturing process and specifications for our product candidates; to seek regulatory approvals for or identify alternate regulatory pathways to market for our product candidates; and to launch and commercialize any products for which we receive regulatory approval or identify an alternate regulatory pathway to market, including potentially building our own commercial organization. As of March 31, 2021, we had $93.0 million of cash, cash equivalents and marketable securities on hand. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses, capital expenditure requirements and debt service obligations through at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from our expectations, and we will in any event require additional capital in order to complete clinical development of any of our current product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
•our decisions regarding the development path under which we will develop our product candidates (e.g., either continuing to develop a product candidate as a non-drug product, or initiating development as drug product candidate under an IND or non-U.S. equivalent);
•the initiation, progress, timing, costs and results of preclinical studies, Clinical Studies, Clinical Trials, and any need to conduct additional studies as may be required by a regulatory authority, including additional studies that may be required by a regulatory authority in order to allow the initiation of Clinical Trials under an IND or the non-U.S. equivalent for any of our product candidates;
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

We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product revenue or, if we were to enter into third-party agreements, sufficient royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders' rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible into or exchangeable for common stock, your ownership interest will be diluted. If we raise additional capital through debt financing, we would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring or licensing intellectual property rights. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline, causing you to lose all or part of your investment.

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
We do not know whether we will be able to initiate or complete Clinical Trials for product candidates we decide to develop as drug product candidates on schedule, if at all. Additionally, we may determine as a result of factors in or out of control to terminate plans or efforts in connection with Clinical Studies or Clinical Trials. For example, if we do not have sufficient funds to finance our Clinical Studies or Clinical Trials or the FDA or equivalent regulatory authority has requirements we are not able to comply with, or that we decide to not comply with, we may need to delay or cancel one or more of our Clinical Studies or Clinical Trials.

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
•the FDA may not allow us to use data from our Clinical Studies to support a late-phase IND Clinical Trial or an IND Clinical Trial of any phase for a product candidate we decide to develop as a drug product candidate instead of a non-drug product candidate;
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
The development of EMM compositions with defined ratios and formulations, and the potential drug and non-drug applications of these product candidates represents a novel approach. Our product candidates in general may not be successfully developed or commercialized or gain the acceptance of the public or the medical community. For any product candidate that we choose to develop as a drug product candidate, our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates, prescribing potential treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. For any product candidate that we choose to develop as a non-drug product candidate, our success will depend on finding partners in a non-drug market who can help successfully commercialize product candidates as non-drug product candidates, such as dietary supplements. In addition, our success will also depend on consumer acceptance and adoption of our products that we, or a future partner, commercialize, if any. Adverse events, which may include death, in Clinical Studies and Clinical Trials of our product candidates or in studies or Clinical Trials of other parties developing similar products and the resulting publicity, as well as any other adverse events in the field of EMMs and metabolic pathways, could result in a decrease in demand for any product that we may develop. In addition, responses by the U.S. federal, state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval, if applicable, identify alternate regulatory pathways to market or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects, and may delay or impair the development and commercialization of our product candidates or demand for any products we may commercialize.
We face significant competition from other healthcare companies, and our operating results will suffer if we fail to compete effectively.
The healthcare industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other drug or non-drug products that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical, nutritional foods companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel drugs or to in-license novel drugs that could make any product candidate that we develop as a drug product candidate obsolete. Mergers and acquisitions in the healthcare industry may result in even more resources being concentrated amongst our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on exclusive non-drug products that are safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products.

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
The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and clinical site closures to non-essential care and clinical trials. For example, our AXA1957-002 Clinical Study was temporarily suspended in March 2020 due to COVID-19's impact on our Clinical Study sites. Subsequently, based on positive data in our AXA1125-003 Clinical Study announced on May 6, 2020, we decided against reinitiating our AXA1957-002 Clinical Study and to move forward with AXA1125 as our NASH product candidate for both adult and pediatric patients. Although we cannot presently predict the full scope and severity of COVID-19, these developments and measures could materially and adversely affect our business, our results of operation and financial condition. Furthermore, the COVID-19 pandemic may adversely impact our ability to initiate and conduct our planned Clinical Trials for AXA1665 and AXA1125 in a timely manner or at all due to patient or principal investigator recruitment or availability challenges, Clinical Trial site shutdowns or other interruptions. Additionally, we may also experience potential limitations on the quality, completeness and interpretability of data we are able to collect. For instance, on May 7, 2020, a subject death was reported as a result of COVID-19 by one of our principal investigators in our recently completed AXA1665-002 Clinical Study. This serious adverse event and any others that may result from COVID-19 may impact the quality, completeness and interpretability of the data that we were able to collect. In addition, as a result of the COVID-19 pandemic, we or our key third-party service providers may be not able to complete key program and product development milestones on time or at all; quarantines, shelter-in-place and similar government orders may impact personnel at third-party manufacturing facilities that negatively impact the availability or cost of materials used in our product candidates; market volatility and conditions may limit our ability to raise additional capital to finance our business plans on attractive terms or at all; our business continuity plans may not be effective at limiting operational disruptions or delays; we may suffer negative impacts to operations that may be vulnerable as a result of government or company measures taken to control the spread of COVID-19; potential shutdowns of government agencies such as the SEC or FDA may limit our ability to raise capital and negatively impact our product development timelines; the passage of new legislation may increase our operating costs or limit our operations, such as the Families First Coronavirus Response Act; we may suffer negative consequences due to vulnerabilities that emerge as a result of our limited operations, such as a cybersecurity incident; or one of our key executives, scientists or other personnel may become incapacitated by COVID-19.
The extent to which COVID-19 impacts our business, operations or financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, new information that may emerge concerning the severity of COVID-19 or the nature or effectiveness of actions to contain COVID-19 or treat its impact, among others. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. However, if we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operation and financial condition.
We have a limited operating history, which may make it difficult to evaluate our technology and product development capabilities and predict our future performance.
We have not initiated Clinical Trials for any of our product candidates to allow for development of such candidates as drug product candidates. In addition, as an organization, we have not yet commenced or completed any Clinical Trials. We completed our AXA1125-003 Clinical Study in 2020, and plan to initiate a Phase 2b Clinical Trial of AXA1125 in the second quarter of 2021, in which we will enroll patients with NASH. We also completed our AXA1665-002 Clinical Study in 2020, and plan to initiate a Phase 2 Clinical Trial of AXA1665 in the second quarter of 2021, in which we will enroll patients who have experienced a prior OHE episode.

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
In addition, as an early-stage company, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances, which may be significant. Given the recent clearance of INDs for AXA1665 and AXA1125, we will need to transition from a company with a Clinical Study focus to a company capable of supporting clinical development in Clinical Trials and, if successful, commercial activities. We may not be successful in such transitions.
Our Clinical Studies and Clinical Trials, or those of our future collaborators may reveal significant adverse events not seen in our preclinical studies, Clinical Studies or other Clinical Trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
Before obtaining regulatory approvals for the commercial sale of any products for therapeutic indications, we must demonstrate through lengthy, complex and expensive preclinical studies, Clinical Studies and Clinical Trials that our product candidates are both safe and effective for use in each target indication. Any non-drug products must also be demonstrated to be safe and tolerable. Our product candidates have been generally well tolerated in our Clinical Studies to date, but we cannot be certain that we will be able to dose subjects or patients at a high enough dose in any future Clinical Trials of product candidates we may develop as drugs so as to demonstrate efficacy without unacceptable safety risk.
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
If we encounter difficulties enrolling subjects or patients in our Clinical Studies or Clinical Trials, our development activities could be delayed or otherwise adversely affected.
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
Delays in subject or patient enrollment, or Clinical Study or Clinical Trial delays may result in increased costs or may affect the timing or outcome of our Clinical Studies or Clinical Trials, which could prevent their completion or otherwise may negatively impact the quality, completeness and interpretability of data that we are able to collect and adversely affect our ability to advance the development of our product candidates.
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
We face an inherent risk of product liability as a result of testing our product candidates in Clinical Studies and Clinical Trials and will face an even greater risk if we commercialize any products. For example, we may be sued, or claims may be made against us, if our informed consents for subjects or patients in any Clinical Studies or Clinical Trials are or are alleged to be inadequate or inaccurate in any way or fail to fully inform subjects or patients of any potential risks involved with their participation or other material or required information. We may also be sued, or claims may be made against us, if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during Clinical Studies, Clinical Trials, manufacturing, marketing or after sale. Any such product liability claims may include, without limitation, allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, marketing or promotional claims or a breach of warranties. Claims could also be asserted under state consumer protection or other statutes or regulations. If we cannot successfully defend ourselves against product liability claims or any other claims related to our products, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims could have a material adverse effect on our business and operations, and may result in, among other things:
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
Our projections of both the non-drug and drug market sizes we may target, and the incidence and prevalence of our target populations are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, input from key opinion leaders, patient foundations or secondary market research databases, and other sources and may prove to be incorrect. Further, new studies may change the estimated market sizes or the incidence or prevalence of target diseases we may target with potential drug product candidates. For those product candidates we develop under an IND, regulatory approvals may include limitations for use or contraindications that decrease the addressable patient population. The number of subject individuals may turn out to be lower than expected. Additionally, the potentially addressable patient population for our drug product candidates may be limited or may not be amenable to treatment with such product candidates. For instance, we estimate that there are approximately 500,000 U.S. patients with covert or overt hepatic encephalopathy, representing a market of up to $1 billion, and that up to 40 million people in the U.S. alone are living with NASH, representing a market that is expected to grow to at least $8 billion by 2027. Even if we obtain significant market share for our product candidates, because certain potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications for drugs or expanding the target market size for non-drug products.
We are early in our development efforts and may not be successful in our efforts to use our development platform to build a successful pipeline of product candidates and develop marketable products.
We are developing our product candidates with our development platform to reprogram metabolism and maintain and restore metabolic health and have decided to pursue development of some of our product candidates as potential therapeutics under INDs. However, our development platform has not yet led, and may never lead, to marketable drug or non-drug products. We are developing our initial product candidates for liver conditions. We may have problems applying our technologies to these and other future target areas, and our product candidates may not demonstrate a comparable ability in supporting or maintaining health or treating disease, where applicable. Even if we are successful in identifying additional product candidates, they may not be suitable for clinical development as a result of limited efficacy, unacceptable safety profiles or other characteristics that indicate that they are unlikely to be products that will receive marketing approval or achieve market acceptance. The success of our product candidates will depend on several factors, including the following:
•successful enrollment in, and completion of, preclinical studies, Clinical Studies and Clinical Trials with positive results;
•clearance of INDs for Clinical Trials for product candidates that we decide to develop as drug product candidates;
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
•maintaining a continued acceptable safety profile of the products following approval or commercialization; and
•maintaining and growing an organization of scientists and businesspeople who can develop and commercialize our products and technology.
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
•the ability for us to partner in the manufacturing and distribution of these products;
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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain organizations, advisors and consultants to provide certain services, including many aspects of legal, intellectual property, regulatory affairs, clinical management and manufacturing. There can be no assurance that the services of these organizations, advisors and consultants will continue to be available to us on a timely basis when needed or that we can find qualified replacements in a timely manner or at all. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical development may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our product candidates, if required, or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants, or key employees to provide needed services on economically reasonable terms, or at all.
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
Our current operations are located in Massachusetts. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, including any potential effects from COVID-19, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Natural disasters or pandemics such as the COVID-19 pandemic could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. For example, we have instituted a temporary work from home policy for non-essential office personnel and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure our investors that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities or the manufacturing facilities of our third-party contract manufacturers are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

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
Despite the implementation of security measures, our internal computer systems and those of our CROs, CMOs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of data from any future Clinical Trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely on third parties for the manufacture of our product candidates, and to conduct Clinical Studies, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the development and commercialization of our product candidates, could be delayed.
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
We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2020, we had U.S. federal and state net operating loss, or NOL, carryforwards of $242.5 million and $237.3 million, respectively. These amounts begin to expire in 2030. The federal net operating losses generated in 2018 and 2019 can be carried forward indefinitely. As of December 31, 2020, we also had U.S. federal and state research and development tax credit carryforwards of $7.0 million and $2.5 million, respectively, both of which expire at various dates through 2040. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively.
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
As of March 31, 2021, we had cash, cash equivalents and marketable securities of $93.0 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents and marketable securities since March 31, 2021, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
Our loan agreement subjects us to operating restrictions and financial covenants and may restrict our business and financing activities.
On January 9, 2018, we entered into a loan and security agreement with SLR Investment Corp., formerly known as Solar Capital Ltd., for term loans in an aggregate principal amount of $26.0 million, which we amended on October 5, 2018, November 30, 2018 and August 28, 2020. Our obligations under the loan agreement are secured by a first priority security interest in our assets, excluding intellectual property and certain other exceptions. We are subject to a negative pledge covenant with respect to our intellectual property. The loan agreement contains customary representations, as well as customary affirmative and negative covenants. Among other restrictions, the negative covenants, subject to exceptions, prohibit or limit our ability to: declare dividends or redeem or purchase equity interests; incur additional liens; make investments; incur additional indebtedness; engage in mergers, acquisitions and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business. These covenants may restrict our ability to finance our operations and to pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control.

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
Based on the large body of studies and scientific literature on the human exposure to and safety profiles of certain amino acids, the FDA's promulgation of regulations governing the use of certain amino acids under certain conditions as safe and permissible food additives when used as nutrients, our own data on amino acids used in product candidates and the fact that we use amino acids in our product candidates within amounts previously studied safely in humans, we believe we have designed our product candidates to have acceptable safety profiles, and we have further evaluated or will evaluate the safety and tolerability of these product candidates in Clinical Studies and/or Clinical Trials. Under the FDA's framework governing studies of non-drug products, we believe that use of our product candidates containing amino acids may be studied for safety and tolerability without an IND in human food studies. However, the FDA or comparable foreign regulatory authorities may disagree with this approach and determine that our studies should be conducted under an IND, which may result in negative consequences.
In prior or future studies or trials of our product candidates, we may have or will expressly or implicitly characterize or classify such candidates as encompassed within a specific regulatory scheme (e.g., as foods or dietary supplements). Regulatory authorities may not agree with the regulatory classification of the product candidates used in our Clinical Studies or any subsequent classification of such candidates prior to commercialization. To date, we have submitted and the FDA has cleared an IND for our Phase 2 Clinical Trial of AXA1665, which we plan to initiate in the second quarter of 2021. Additionally, we have submitted and the FDA recently cleared an IND for our Phase 2b Clinical Trial of AXA1125, which we plan to initiate in the second quarter of 2021. We have not discussed the development of our other product candidates evaluated in Clinical Studies or our utilization of specific regulatory pathways for our other product candidates with the FDA or comparable foreign regulatory authorities and any such regulator may not agree with our current activities or future approach or plans for further development. The FDA may determine that our product candidates are not safe or appropriate for use in Clinical Studies or are not governed by food regulations and therefore may classify any of our product candidates as being ineligible for investigation in Clinical Studies without an IND. The FDA or other regulatory authorities may also take enforcement action, or otherwise delay or prevent further development or commercialization of our product candidates.
The FDA may determine that certain of our product candidates cannot be marketed as or do not meet the regulatory requirements for marketing or testing as non-drug products. The FDA may take the position that we failed to satisfy the pre-market requirements for ingredient compositions, including that the particular product is not generally recognized as safe, or GRAS, is an unapproved food additive, is a New Dietary Ingredient, or NDI, requiring pre-market review or that our products contain otherwise impermissible ingredients, in which case some or all of our products may be deemed adulterated or misbranded in violation of the FD&C Act. Moreover, if we choose to study a product under an IND before the product candidate has been marketed as a non-drug product, the FD&C Act could prevent us from marketing the product as a non-drug product if we are unable to secure FDA approval as a new drug. Any delay in the regulatory consultation process, or a warning, finding or determination that any of our operations or product candidates do not meet the regulatory requirements of the FDA, including but not limited to any applicable GRAS, food additive or NDI requirements, could subject the Company to regulatory enforcement action or other legal action, and/or cause a delay in or prevent the commercialization of one or more of our product candidates, which may lead to reduced acceptance by the public or others for any products we are able to commercialize and could materially adversely affect our business.

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
The conduct of our current and planned business activities, including, but not limited, to the development, testing, production, storage, distribution, sale, display, advertising, marketing, labeling, packaging, health and safety practices, regulatory classification and approval, where necessary, and use of our product candidates, is subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as to laws and regulations administered by government entities and agencies outside the United States in markets in which we conduct Clinical Studies or Clinical Trials under foreign food or drug regulations or in which our product candidates and components thereof (such as packaging) may be manufactured or sold.
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
The FDA and comparable foreign regulatory authorities such as the EMA have expressed interest in further regulating biotechnology products and product candidates such as ours. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in Clinical Studies or Clinical Trials of our product candidates or similar products conducted by others may cause the FDA or comparable foreign regulatory authorities to change the requirements for approval of any of our product candidates. The FDA or comparable foreign regulatory authorities may impose unexpected, onerous requirements on our products because they are composed of multiple amino acids, requiring a clinical demonstration of the functionality and contribution of each component of our product candidates. Such requirements may include additional studies or analyses. Similarly, the EMA and member states govern the development of product candidates as drugs in the European Union and member state regulatory bodies govern the development of product candidates under non-drug regulations and may issue new guidelines concerning the development and marketing authorization for our product candidates and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional Clinical Studies or Clinical Trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may, for our drug product candidates, result in a review and approval process that is longer than we otherwise would have expected and delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete Clinical Trials and commercialize our current and future product candidates in a timely manner, if at all.
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
In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates. Patients are unlikely to use our product candidates unless coverage is provided, and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Because our product candidates may have a higher cost of goods than conventional therapies, and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.
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
It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, curtailment of our operations, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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
We plan to conduct Clinical Trials in the European Union, which may subject us to additional privacy restrictions. The collection, use, storage, disclosure, transfer, and other processing of personal data, including health data in the European Union is governed by the provisions of the GDPR, which became effective on May 25, 2018. It imposes several requirements relating to the processing health and other sensitive data, the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data, implementation of safeguards to protect the security and confidentiality of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR introduces new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with these or new data protection rules. This may be onerous and adversely affect our business, financial condition, prospects and results of operations.
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
If we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The FCPA prohibits any U.S. individual or business from paying, offering and authorizing payment, or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the Company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.
Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection to Clinical Trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.
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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, development platform and other technologies we may develop. We seek to protect our proprietary position by filing patent applications in the United States and abroad relating to our product candidates and development platform, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. As of March 31, 2021, we have 6 granted patents covering certain of our product candidates, and we have filed or intend to file patent applications on our product candidates, certain aspects of our development platform and other technology; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.
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
Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned patents. With respect to our patent portfolio, as of March 31, 2021 our product candidate-related patent portfolio consists of 21 patent families, including 6 granted U.S. patents, 19 U.S. pending patent applications (including provisional applications) and 266 owned pending patent applications in jurisdictions outside of the United States (including Patent Cooperation Treaty applications) that, in many cases, are counterparts to the foregoing U.S. patents and patent applications, which include claims directed to compositions, methods of use, treatment of indications, dosing, formulations and methods of manufacturing. With respect to owned intellectual property, we cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.
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
Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first-inventor-to-file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. Thus, a third party that files a patent application before we do in the USPTO after March 2013 could be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to file any patent application related to our product candidates, development platform or other technologies.

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

Despite our efforts, any of the aforementioned parties may breach the agreements and disclose our proprietary information, including our trade secrets, or there may be lapses or failures in our physical and electronic security systems that lead to our proprietary information being disclosed, and we may not be able to obtain adequate remedies in the event of any such breaches. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of our scientific advisors, employees, contractors and consultants who are parties to these agreement breaches or are in violation of the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. Moreover, if confidential information that is licensed or disclosed to us by our partners, collaborators or others is inadvertently disclosed or subject to a breach or violation, we may be exposed to liability to the owner of that confidential information. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed.
We rely on our development platform to identify product candidates. Our competitive position could be materially harmed if our competitors develop a similar platform and develop rival product candidates.
We rely on know-how, inventions and other proprietary information to strengthen our competitive position. We consider know-how to be our primary intellectual property with respect to our development platform. Our Clinical Studies and Clinical Trials allow us to collect clinical data, which we use in a feedback loop to make improvements to our development platform. In particular, we anticipate that, with respect to this platform, this data may over time be disseminated within the industry through independent development, the publication of journal articles describing the method and the movement of skilled personnel.
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
Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist relating to technologies and fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates, development platform and other technologies may give rise to claims of infringement of the patent rights of others. We cannot assure you that our product candidates, proprietary product platform technologies and other technologies that we have developed, are developing or may develop in the future will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our product candidates, development platform and other technologies might assert they have been infringed upon by our current or future product candidates, development platform or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover our product candidates, development platform or other technologies. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates, development platform or other technologies, could be found to be infringed by our product candidates, development platform or other technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates, development platform or other technologies may infringe. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, including our development platform technologies, manufacturing methods, product candidates or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

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
Risks Related to Our Reliance on Third Parties
We rely on third parties to conduct our Clinical Studies and Clinical Trials, and to assist us in meeting the regulatory requirements applicable to the development and marketing of our products. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize any potential product candidates.
We depend upon third parties to conduct preclinical studies, Clinical Studies and Clinical Trials. We expect to have to negotiate budgets and contracts with CROs, which may result in delays to our development timelines and increased costs.
We have heavily relied upon, and will continue to heavily rely upon, third parties over the course of our Clinical Studies and Clinical Trials. As a result, we will have limited control over and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our Clinical Studies and Clinical Trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with, among other things, GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of study or trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our Clinical Studies or Clinical Trials may be deemed insufficient or unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these Clinical Studies or Clinical Trials or perform additional Clinical Studies or Clinical Trials before approving or otherwise permitting our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our Clinical Studies or Clinical Trials comply with applicable regulatory requirements. In addition, our Clinical Trials for therapeutic indications must be conducted with drug products produced under cGMP requirements and may require a large number of patients.
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
We may rely on academic and private non-academic institutions to conduct and sponsor Clinical Studies or Clinical Trials relating to our product candidates. We will not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or comparable foreign regulatory authorities will not view these investigator-sponsored studies or trials as providing adequate support to allow for the initiation of Clinical Trials for those product candidates that we choose to develop as drug product candidates, whether controlled by us or independent investigators, for any one or more reasons, including elements of the design or execution of the trials or safety concerns or other trial results.
Such arrangements will likely provide us certain information rights with respect to the investigator-sponsored studies or trials, including access to and the ability to use and reference the data, including for our own regulatory filings, resulting from the investigator-sponsored studies or trials. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored studies or trials. If we are unable to confirm or replicate the results from the investigator-sponsored studies or trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of our product candidates. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the investigator-sponsored studies or trials been sponsored and conducted by us, then our ability to design and conduct any Clinical Trials ourselves may be adversely affected.

Additionally, the FDA or comparable foreign regulatory authorities may disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by these investigator-sponsored studies or trials or our interpretation of preclinical, manufacturing or clinical data from these investigator-sponsored studies or trials. If so, the FDA or other comparable foreign regulatory authorities may require us to obtain and submit additional preclinical, manufacturing or clinical data before we may initiate our Clinical Trials or may not accept such additional data as adequate to initiate our Clinical Trials. In addition, it could limit or prevent our ability to commercialize product candidates for non-drug uses.
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
•third parties may not pursue development and commercialization of any product candidates and that achieve regulatory approval, as may be necessary, or may elect not to continue or renew development or commercialization programs based on Clinical Study or Clinical Trial results, changes in the third parties' strategic focus or available funding, or external factors, such as a strategic transaction that may divert resources or create competing priorities;
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
•third parties may fail to comply with applicable regulatory requirements regarding the development, manufacturing, processing, packaging, labeling, holding, testing, storage, distribution and/or marketing of a product candidate or product;
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
•if one of our third parties is involved in a business combination, the collaborator might de-emphasize or terminate the development or commercialization of any product candidate licensed to it by us; and
•relationships may be terminated by the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.
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
Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator's evaluation of a number of factors. If we are unable to reach agreements with suitable third parties on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms, or at all. If we fail to enter into relationships or do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates, bring them to market and generate revenue or continue to develop our technology, and our business may be materially and adversely affected.
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
In reliance on third parties, we have experience manufacturing our product candidates for Clinical Studies, and we have limited experience manufacturing our product candidates for Clinical Trials as we have not yet completed a Clinical Trial. We similarly have limited experience with the manufacturing requirements for non-drug products at a commercial scale. Our cGMP manufacturing process development and scale-up is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates. In the future, we may develop internal manufacturing capacity in part by expanding our own facilities or building additional facilities. This activity will require substantial additional funds and we would need to invest such funds in creating the proper manufacturing infrastructure and to hire and train a significant number of qualified employees to staff these facilities. We may not be able to develop cGMP-compliant manufacturing facilities that are adequate to produce materials for additional later-stage Clinical Studies, Clinical Trials, or commercialization, which may materially and adversely affect our business.

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
In addition to raw materials and CMOs, we depend on third-party suppliers for labeling secondary packaging and other services needed to produce Clinical Study and Clinical Trial ready supplies of our product candidates and will likely need to do the same for any future commercial supplies. We could be held responsible for the regulatory compliance of such labeling or packaging activities. These supplies may not always be available to us at the standards we require or on terms acceptable to us, or at all, and we may not be able to locate alternative suppliers in a timely manner, or at all. If we are unable to obtain necessary clinical or commercial supplies, our manufacturing operations and Clinical Studies and Clinical Trials and the clinical studies and trials of our collaborators may be delayed or disrupted and our business and prospects may be materially and adversely affected as a result.
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
Similar to the trading price of stock of other biopharmaceutical companies, the trading price of our common stock is highly volatile and is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this "Risk Factors" section and elsewhere in this Quarterly Report, these factors include:
•any potential impact of COVID-19 on the financial markets generally, the biopharmaceutical industry and our business and operations, including with respect to our ongoing Clinical Studies and Clinical Trials;
•the commencement, enrollment or results of our Clinical Studies, Clinical Trials or changes in the development status of our product candidates;
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
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends is currently restricted by the terms of our loan and security agreement with SLR Investment Corp., formerly known as Solar Capital Ltd., and future debt or other financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited in the foreseeable future to the appreciation of their stock.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of March 31, 2021, our executive officers, directors and their affiliates and 5% stockholders held, in the aggregate, approximately 73.8% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may feel are otherwise in their best interests.
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
Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:
•any potential impact of COVID-19 on our business and operations, including with respect to our supply chain, Clinical Studies and Clinical Trials;
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
•the timing and outcomes of any Clinical Trials for product candidates and any other future product candidates or competing product candidates;
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
Pursuant to Section 404 of Sarbanes-Oxley, our management is required to report upon the effectiveness of our internal control over financial reporting. When we lose our status as an "emerging growth company," our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, we may need to implement additional financial and management controls, reporting systems and procedures and may need to hire additional accounting and finance staff.

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
10.1#
Employment Agreement between the Registrant and Alison Schecter, dated March 2, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38901) filed with the Securities and Exchange Commission on March 3, 2021).

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

AXCELLA HEALTH INC.

Date: May 6, 2021	By:	/s/ William R. Hinshaw, Jr.
William R. Hinshaw, Jr. President, Chief Executive Officer and Director

AXCELLA HEALTH INC.

Date: May 6, 2021	By:	/s/ Laurent Chardonnet
Laurent Chardonnet Senior Vice President and Chief Financial Officer