Form 10-Q
period 2021-06-30
Axcella Health Inc.
filed 2021-07-29
CIK 1633070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 23, 2021, the registrant had 38,177,972 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, or Quarterly Report, we use the following defined terms:

"product candidate" to refer to one of our investigational product candidates.
"development platform" to refer to our proprietary human-focused development platform.
"dose" to refer to the exposure amount of a product candidate in Clinical Studies or Clinical Trials.
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
•the success, cost and timing of our product development activities, including statements regarding the timing of initiation and completion of preclinical studies, Clinical Studies or Clinical Trials and related preparatory work, and the timing of the availability of the results of these preclinical studies, Clinical Studies and Clinical Trials, including our ongoing Clinical Trials for AXA1665 and AXA1125;
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

•our ability to successfully manufacture our product candidates for preclinical studies, Clinical Studies and Clinical Trials and for commercial use, if approved;
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

AXCELLA HEALTH INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)

AXCELLA HEALTH INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of
	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$33,940	$71,590
Marketable securities	45,003	35,739
Prepaid expenses and other current assets	1,315	1,692
Total current assets	80,258	109,021
Property and equipment, net	1,015	360
Other assets	211	211
Total assets	$81,484	$109,592
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,302	$2,290
Accrued expenses and other current liabilities	3,954	5,494
Current portion of long-term debt	5,778	—
Total current liabilities	12,034	7,784
Long-term debt, net of current portion and discount	19,631	25,222
Other liabilities	1,732	1,205
Total liabilities	33,397	34,211
Commitments and contingencies (Note 10)	—	—
Stockholders' equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 38,274,269 and 38,022,273 shares issued and 37,855,288 and 37,603,292 shares outstanding at June 30, 2021 and December 31, 2020, respectively	39	38
Additional paid-in capital	351,794	347,990
Treasury stock, 418,981 shares at cost	—	—
Accumulated other comprehensive loss	(9)	(34)
Accumulated deficit	(303,737)	(272,613)
Total stockholders' equity	48,087	75,381
Total liabilities and stockholders' equity	$81,484	$109,592
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$10,298	$8,565	$20,538	$18,900
General and administrative	4,946	4,619	9,202	8,744
Total operating expenses	15,244	13,184	29,740	27,644
Loss from operations	(15,244)	(13,184)	(29,740)	(27,644)
Other income (expense):
Interest income	48	18	83	275
Interest expense	(734)	(728)	(1,462)	(1,530)
Other income (expense), net	(5)	2	(5)	(2)
Total other income (expense), net	(691)	(708)	(1,384)	(1,257)
Net loss	$(15,935)	$(13,892)	$(31,124)	$(28,901)
Net loss per share, basic and diluted	$(0.42)	$(0.48)	$(0.83)	$(1.10)
Weighted average common shares outstanding, basic and diluted	37,732,196	29,202,367	37,692,398	26,195,591
Comprehensive loss:
Net loss	$(15,935)	$(13,892)	$(31,124)	$(28,901)
Other comprehensive income (loss):
Unrealized gains on marketable securities	18	—	25	—
Comprehensive loss	$(15,917)	$(13,892)	$(31,099)	$(28,901)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(31,124)	$(28,901)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	132	251
Stock-based compensation	3,105	3,555
Non-cash interest expense	325	265
Other non-cash items	419	—
Changes in current assets and liabilities:
Prepaid expenses and other current assets	424	(1,167)
Accounts payable	36	(523)
Accrued expenses and other current liabilities	(1,684)	(2,529)
Net cash used in operating activities	(28,367)	(29,049)

Cash flows from investing activities:
Purchases of property and equipment	(296)	(59)
Purchases of marketable securities	(23,234)	—
Proceeds from maturities of marketable securities	13,576	—
Net cash used in investing activities	(9,954)	(59)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	578	58,381
Proceeds from exercise of common stock options and ESPP	140	—
Payments for capital lease	(47)	—
Net cash provided by financing activities	671	58,381

Net (decrease) increase in cash and cash equivalents	(37,650)	29,273
Cash and cash equivalents, beginning of period	71,590	92,053
Cash and cash equivalents, end of period	$33,940	$121,326

Supplemental cash flow information:
Cash paid for interest	$1,137	$570

Supplemental disclosure of non-cash investing and financing activities:
Offering costs incurred but unpaid at period end	$53	$296
Purchases of property and equipment included in accounts payable	$17	$—
Property and equipment acquired via capital lease	$534	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands, except share data)

	Three and Six Months Ended June 30, 2020
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
BALANCE - January 1, 2020	23,607,797	$24	$276,286	$—	$(216,086)	$60,224
Stock-based compensation			1,599			1,599
Net loss					(15,009)	(15,009)
BALANCE - March 31, 2020	23,607,797	$24	$277,885	$—	$(231,095)	$46,814
Issuance of common stock, net of issuance costs of $4,338	13,055,264	13	58,072			58,085
Exercise of common stock options	3,166	—				—
Stock-based compensation			1,956			1,956
Net loss					(13,892)	(13,892)
BALANCE - June 30, 2020	36,666,227	$37	$337,913	$—	$(244,987)	$92,963

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands, except share data)

	Three and Six Months Ended June 30, 2021
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par Value
BALANCE - January 1, 2021	38,022,273	$38	$347,990	$(34)	$(272,613)	$75,381
Costs incurred for the issuance of common stock			4			4
Exercise of common stock options	27,143	—	27			27
Vesting of restricted stock units	60,000	—	—			—
Stock-based compensation			1,428			1,428
Unrealized gain on marketable securities				7		7
Net loss					(15,189)	(15,189)
BALANCE - March 31, 2021	38,109,416	$38	$349,449	$(27)	$(287,802)	$61,658
Issuance of common stock, net of issuance costs of $71	126,527	1	555			556
Exercise of common stock options	3,257	—	6			6
Vesting of restricted stock units	4,604	—	—			—
Issuance of common stock related to ESPP	30,465	—	107			107
Stock-based compensation			1,677			1,677
Unrealized gain on marketable securities				18		18
Net loss					(15,935)	(15,935)
BALANCE - June 30, 2021	38,274,269	$39	$351,794	$(9)	$(303,737)	$48,087
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
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Consequently, Management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date the quarterly financial statements herein are issued. As of June 30, 2021, the Company had cash, cash equivalents and marketable securities of $78.9 million, and an accumulated deficit of $303.7 million. Management believes that its cash, cash equivalents and marketable securities on hand as of June 30, 2021, will be sufficient to continue funding the Company’s current research and development activities for at least 12 months from the date these financial statements are issued. Management has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than expected if it elects to pursue and develop new clinical and preclinical programs in addition to its existing programs. Thus, additional funding will be necessary beyond this point to continue to fund the Company’s research and development activities. The Company may seek additional funding through the sale of its common stock, refinancing its outstanding loan and security agreement, collaboration agreements, strategic alliances and licensing arrangements.

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
Furthermore, the accompanying condensed consolidated financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. As of June 30, 2021, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, have not changed, and the unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2020. The accompanying interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2021, the results of its operations for the three and six months ended June 30, 2021 and 2020, its cash flows for the six months ended June 30, 2021 and 2020, and its statements of stockholders’ equity for the three and six months ended June 30, 2021 and 2020.
The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
Marketable Securities
The Company’s marketable securities, which consisted of corporate debt obligations as of June 30, 2021, are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
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
Concentrations of Credit Risk
The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company’s cash equivalents and marketable securities as of June 30, 2021 consisted of bank deposits, money market funds that invest in U.S. treasury securities, and corporate obligations. We invest in high-quality financial instruments and our portfolio does not consist of any instrument with a maturity duration in excess of twenty-four months, which we believe limits our credit risk.
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
Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the three and six months ended June 30, 2021, the Company’s only element of other comprehensive loss was unrealized gains (losses) on marketable securities.
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

3. FAIR VALUE MEASUREMENTS
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$31,440	$—	$—	$31,440
Marketable securities:
Corporate obligations	—	45,003	—	45,003
Total	$31,440	$45,003	$—	$76,443

	Fair Value Measurements at December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$69,118	$—	$—	$69,118
Marketable securities:
Corporate obligations	—	35,739	—	35,739
Total	$69,118	$35,739	$—	$104,857

4. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
As of June 30, 2021, and December 31, 2020, cash, cash equivalents and marketable securities by security type consisted of the following (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$33,940	$—	$—	$33,940
Corporate obligations	45,011	9	(17)	45,003
Total	$78,951	$9	$(17)	$78,943

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$71,590	$—	$—	$71,590
Corporate obligations	35,773	1	(35)	35,739
Total	$107,363	$1	$(35)	$107,329
The fair values of cash equivalents and marketable securities by contractual maturity were as follows (in thousands):

Contractual Maturities	June 30, 2021	December 31, 2020
Mature in one year or less	$57,725	$86,338
Mature in two years or less	18,718	18,519
Total	$76,443	$104,857
Marketable securities with maturities beyond one year are classified as short-term marketable securities in the condensed consolidated balance sheets due to their highly liquid nature and because they represent the Company’s investments that are available for current operations. All cash equivalents mature within three months or less. Operating cash of $2.5 million is excluded from the above table as of June 30, 2021 and December 31, 2020.
There were no sales of our marketable securities during the three and six months ended June 30, 2021. No such sales occurred during the three and six months ended June 30, 2020 as the Company did not have marketable securities during this period.

5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Laboratory equipment	$3,418	$3,022
Leasehold improvements	564	564
Office and computer equipment	146	111
Furniture and fixtures	122	122
Property and equipment	4,250	3,819
Less: accumulated depreciation and amortization	(3,235)	(3,459)
Property and equipment, net	$1,015	$360
Depreciation and amortization expense for the six months ended June 30, 2021 and 2020 was $0.1 million and $0.3 million, respectively. Property and equipment totaling $0.3 million was disposed of for the six months ended June 30, 2021, and no gains or losses were recorded. There were no disposals for the six months ended June 30, 2020.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued employee compensation and benefits	$1,643	$2,998
Accrued external research and development expenses	1,497	1,870
Accrued professional fees	576	626
Other	238	—
Total accrued expenses and other current liabilities	$3,954	$5,494
7. DEBT FINANCING
Long-term debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Principal amount of long-term debt	$26,000	$26,000
Debt discount	(234)	(308)
Deferred financing fees	(357)	(470)
Current portion of long-term debt	(5,778)	—
Long-term debt, net of current portion and discount	$19,631	$25,222
In January 2018, the Company entered into a Loan and Security Agreement. Under the Loan and Security Agreement, the Company granted the lender a first priority security interest in all assets of the Company, excluding intellectual property and granted a negative pledge on such intellectual property. Additionally, there are no financial covenants under the agreement; however, the Company adheres to non-financial covenants. The interest rate is LIBOR plus 8.50% per annum.

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
The Company has achieved all three of the specified regulatory and clinical milestones; therefore, the date on which repayment of principal commences was extended to May 2022. The monthly principal payments of $2.9 million will be paid over a period of nine months. The interest rate was 8.70% as of June 30, 2021.
The Company's debt facility includes a terminal interest fee obligation totaling $1.7 million, which is due with the final principal payment of the loan. The Company is accruing the terminal fee obligation over the term of the facility. The carrying value of the terminal interest fee was $1.2 million and $1.1 million at June 30, 2021 and December 31, 2020, respectively.
The scheduled principal maturity of the long-term debt as of June 30, 2021 is as follows (in thousands):

Year Ending December 31,
2021	$—
2022	23,111
2023	2,889
$26,000
8. STOCKHOLDERS' EQUITY
2019 Stock Option and Incentive Plan
The 2019 Stock Option and Incentive Plan (the "2019 Plan") provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and cash-based awards to the Company's officers, employees, directors and consultants. The number of shares available for future issuance under the 2019 Plan was 1,119,999 shares as of June 30, 2021.
2019 Employee Stock Purchase Plan
The 2019 Employee Stock Purchase Plan (the "2019 ESPP") provides participating employees with the opportunity to purchase shares of common stock. The number of shares available for future issuance under the 2019 ESPP was 635,742 shares as of June 30, 2021.

Stock-Based Compensation Expense
In connection with all share-based payment awards, total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$440	$881	$850	$1,597
General and administrative	1,237	1,075	2,255	1,958
Total stock-based compensation expense	$1,677	$1,956	$3,105	$3,555
Fair Value of Stock Options
The fair value of each option issued to employees was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Risk-free interest rate	1.03%	0.38%	0.82%	1.28%
Expected option life (in years)	5.92	5.38	6.00	5.90
Expected dividend yield	—%	—%	—%	—%
Expected volatility	96.5%	75.1%	97.0%	73.2%
Stock Option Activity
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding as of January 1, 2021	4,919,960	$6.37
Granted	2,146,976	5.75
Exercised	(30,400)	1.09
Canceled	(901,226)	7.81
Outstanding as of June 30, 2021	6,135,310	$5.97	7.70	$1,082
Exercisable as of June 30, 2021	3,064,137	$6.21	6.42	$859
Vested or expected to vest as of June 30, 2021	6,085,310	$5.93	7.63	$1,067
The intrinsic value of options exercised during the six months ended June 30, 2021 was $0.1 million. The intrinsic value of options exercised during the same period in 2020 was nominal.
The weighted-average grant date fair value of the options granted during the six months ended June 30, 2021 and 2020 was $4.39 and $2.69 per share, respectively.
As of June 30, 2021, there was $11.6 million of unrecognized compensation expense that is expected to be recognized over a weighted-average period of approximately 2.76 years.

Restricted Stock Units
The fair values of restricted stock units are based on the market value of our stock on the date of grant. The following table summarizes the Company's restricted stock unit activity for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 1, 2021	347,587	$4.04
Granted	120,916	6.41
Vested	(64,604)	5.01
Forfeited	(46,386)	4.42
Outstanding as of June 30, 2021	357,513	$4.62
As of June 30, 2021, there was $1.1 million of unrecognized compensation expense that is expected to be recognized over a weighted-average period of approximately 1.96 years.
9. NET LOSS PER SHARE
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2021	2020
Options to purchase common stock	6,135,310	5,395,780
Unvested restricted stock units	357,513	121,397
Shares issuable under employee stock purchase plan	8,280	—
	6,501,103	5,517,177
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

11. RELATED-PARTY TRANSACTIONS
In August 2019, the Company entered into a consulting agreement with the chairman of the Company's Board of Directors to provide various consulting services to the Company in exchange for cash and equity compensation. In March 2021, the consulting agreement was modified so that the chairman would no longer receive cash compensation for his consulting services and would instead be compensated solely via equity compensation. The aggregate grant date fair value of the equity awarded to the chairman in 2021 and 2020 for his consulting services was $0.6 million and $0.2 million, respectively. The grant date fair value is calculated in accordance with FASB ASC Topic 718. The total cash paid under the agreement was $0.1 million for the three and six months ended June 30, 2021.
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
Overview
We are a clinical-stage biotechnology company focused on pioneering a new approach to treat complex diseases and improve health using endogenous metabolic modulator, or EMM, compositions. Our product candidates are comprised of multiple EMMs that are engineered in distinct combinations and ratios with the goal of simultaneously impacting multiple biological pathways. Our pipeline includes lead therapeutic candidates for the reduction in risk of recurrent overt hepatic encephalopathy, or OHE, and the treatment of non-alcoholic steatohepatitis, or NASH.
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
An overview of our current therapeutic product candidates and their planned next development steps is illustrated below:

AXA1665 for the Reduction in Risk of Recurrent OHE
We have conducted two prior Clinical Studies of AXA1665 in subjects with mild (Child Pugh A) and moderate (Child Pugh B) hepatic insufficiency. AXA1665 was generally well tolerated in both of these studies, with multifactorial effects seen in subjects. The findings from our most recent Clinical Study, AXA1665-002, which were recently presented at the Digestive Disease Week 2021 Annual Meeting, replicated those seen on amino acid metabolism from our previous short-term Clinical Study. We also noted dose dependent, directionally consistent improvement across all three psychometric tests that were utilized in AXA1665-002.
In January 2021, we received U.S. Food and Drug Administration (FDA) clearance of an Investigational New Drug (IND) application for AXA1665, and we initiated our EMMPOWER Phase 2 Clinical Trial for this candidate in the second quarter of 2021. This randomized, double-blind, placebo-controlled, multi-center investigation is evaluating the efficacy and safety of AXA1665 in patients who have experienced at least one prior OHE event and have neurocognitive dysfunction at screening. Approximately 150 patients on lactulose ± rifaximin (stratified by rifaximin use) will be randomized 1:1 to receive either 53.8 grams per day of AXA1665 or a matched placebo in three divided doses for 24 weeks, with a four-week safety follow-up period.
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
AXA1125 for the Treatment of NASH
We have conducted two prior Clinical Studies of AXA1125 in subjects with presumed NASH. AXA1125 was generally well tolerated in both of these studies with meaningful and sustained reductions shown in key measures of hepatic fat, insulin resistance, inflammation and fibrosis. In our most recent Clinical Study, AXA1125-003, reductions in these measures were even greater among subjects with type 2 diabetes. Notably, the forementioned results were seen without an impact on mean body weight or serum lipids.
In April 2021, we received U.S. Food and Drug Administration (FDA) clearance of an Investigational New Drug (IND) application for AXA1125, and we initiated our EMMPACT Phase 2b Clinical Trial for this candidate in the second quarter of 2021. This randomized, double-blind, placebo-controlled, multi-center Clinical Trial is evaluating the efficacy, safety and tolerability of AXA1125 in adult patients with biopsy-confirmed F2/F3 NASH. Approximately 270 patients will be enrolled and randomized 1:1:1 to receive either 45.2 or 67.8 grams per day of AXA1125 or a matched placebo in two divided doses for 48 weeks, with a four-week safety follow-up period. Patients will be stratified based on the presence or absence of type 2 diabetes.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$10,298	$8,565	$1,733
General and administrative	4,946	4,619	327
Total operating expenses	15,244	13,184	2,060
Loss from operations	(15,244)	(13,184)	(2,060)
Other income (expense):
Other income (expense), net	(691)	(708)	17
Total other income (expense), net	(691)	(708)	17
Net loss	$(15,935)	$(13,892)	$(2,043)
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Salary and benefits-related	$3,437	$4,142	$(705)
Clinical research and outside services	5,729	3,249	2,480
Facility-related and other	1,132	1,174	(42)
Total research and development expenses	$10,298	$8,565	$1,733
Salary and benefits-related costs decreased by $0.7 million due to lower headcount. Clinical research and outside services costs increased by $2.5 million due to expenses incurred for the initiation of our AXA1665 EMMPOWER Phase 2 Clinical Trial and AXA1125 EMMPACT Phase 2b Clinical Trial.

General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Salary and benefits-related	$3,193	$2,856	$337
Other contract services and outside costs	1,464	1,317	147
Facility-related and other	289	446	(157)
Total general and administrative expenses	$4,946	$4,619	$327
Salary and benefits-related costs increased by $0.3 million due to an increase in equity compensation related to additional grants issued and annual benefit-related increases.
Other Income (Expense), Net
Other income (expense), net was $0.7 million for both the three months ended June 30, 2021 and the three months ended June 30, 2020. There were no material changes in Other income (expense), net as interest income and interest expense were comparable within each period.
Comparison of the Six Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$20,538	$18,900	$1,638
General and administrative	9,202	8,744	458
Total operating expenses	29,740	27,644	2,096
Loss from operations	(29,740)	(27,644)	(2,096)
Other income (expense):
Other income (expense), net	(1,384)	(1,257)	(127)
Total other income (expense), net	(1,384)	(1,257)	(127)
Net loss	$(31,124)	$(28,901)	$(2,223)

Research and Development Expenses
The following table summarizes our research and development expenses incurred during the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Salary and benefits-related	$6,789	$8,791	$(2,002)
Clinical research and outside services	11,149	7,882	3,267
Facility-related and other	2,600	2,227	373
Total research and development expenses	$20,538	$18,900	$1,638
Salary and benefits-related costs decreased by $2.0 million due to lower headcount. Clinical research and outside services costs increased by $3.3 million due to expenses for the initiation of our AXA1665 EMMPOWER Phase 2 Clinical Trial and AXA1125 EMMPACT Phase 2b Clinical Trial. Facility-related and other costs increased $0.4 million due to increases in infrastructure and scientific communications expenses.
General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Salary and benefits-related	$5,857	$5,365	$492
Other contract services and outside costs	2,756	2,663	93
Facility-related and other	589	716	(127)
Total general and administrative expenses	$9,202	$8,744	$458
Salary and benefits-related costs increased by $0.5 million due to an increase in equity compensation related to additional grants issued and annual benefit-related increases.
Other Income (Expense), Net
Other income (expense), net was $1.4 million for the six months ended June 30, 2021, compared to $1.3 million for the six months ended June 30, 2020. The increase was primarily driven by lower interest income as a result of declines in interest rates.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $15.9 million and $13.9 million for the three months ended and $31.1 million and $28.9 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $303.7 million. We expect to incur net losses as we continue to develop our product candidates, and our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.

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
•On June 5, 2020, we entered into a sales agreement with SVB Leerink LLC (“SVB Leerink”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time through SVB Leerink, acting as our agent (the “ATM Offering”). As of June 30, 2021, we have sold an aggregate of 1,847,794 shares of common stock under the ATM Offering for net cash proceeds of $9.9 million after deducting commissions and expenses of $0.5 million. During the three months ended June 30, 2021, we issued 126,527 shares of our common stock in a series of sales under the ATM Offering for aggregate net proceeds of $0.6 million after deducting commissions and expenses of $0.1 million.
As of June 30, 2021, we had cash, cash equivalents and marketable securities of $78.9 million. Our cash equivalents and marketable securities as of June 30, 2021 consisted of bank deposits, money market funds that invest in U.S. treasury securities, and corporate obligations, which enables us to achieve our liquidity and capital needs.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(28,367)	$(29,049)
Cash used in investing activities	(9,954)	(59)
Cash provided by financing activities	671	58,381
Net (decrease) increase in cash and cash equivalents	$(37,650)	$29,273
Operating Activities
During the six months ended June 30, 2021, operating activities used $28.4 million of cash, primarily resulting from a net loss of $31.1 million and changes in our operating assets and liabilities of $1.2 million, both partially offset by non-cash charges of $4.0 million, including $3.1 million of stock-based compensation.
During the six months ended June 30, 2020, operating activities used $29.0 million of cash, primarily resulting from a net loss of $28.9 million and changes in our operating assets and liabilities of $4.2 million, both partially offset by non-cash charges of $4.1 million, including $3.6 million of stock-based compensation.
Investing Activities
During the six months ended June 30, 2021, net cash used in investing activities consisted of purchases of marketable securities and capital equipment, which were partially offset by maturities of marketable securities.
During the six months ended June 30, 2020, net cash used in investing activities consisted of the purchase of capital equipment.

Financing Activities
During the six months ended June 30, 2021, net cash provided by financing activities consisted of net proceeds from the issuance of common stock, which were partially offset by payments for leased capital equipment.
During the six months ended June 30, 2020, net cash provided by financing activities consisted of net proceeds from the issuance of common stock.
Loan and Security Agreement
At June 30, 2021, we had $26.0 million in outstanding long-term debt pursuant to our loan and security agreement, of which $5.8 million is current. In accordance with the most recent amendment of the loan and security agreement, the interest-only period was extended through April 31, 2022 as we achieved all regulatory and clinical milestones. Monthly principal payments of $2.9 million will commence May 1, 2022 for 9 months as the loan matures on January 1, 2023. The terminal interest fee of 6.35%, or $1.7 million, is due with the final principal payment of the loan. We granted the lender a first priority security interest in all of our assets, excluding intellectual property and granted a negative pledge on such intellectual property. There are no financial covenants under our loan and security agreement; however, we adhere to non-financial covenants under our loan and security agreement.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance existing product candidates, AXA1125 and AXA1665, and develop new clinical and pre-clinical programs. Our cash requirements depend on numerous factors, including, without limitation, expenditures in connection with our research and development programs, including with respect to the timing and progress of Clinical Trials, Clinical Studies and preclinical development activities; payments to CROs, CMOs and other third-party providers; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our ability to raise additional equity or debt financing; potential repayments of our long-term debt; and our ability to enter into collaboration or license agreements and our receipt of any upfront, milestone or other payments thereunder. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. See “Risk Factors” for further discussion of these and additional risks and uncertainties that may significantly affect the timing and amount of expenditures of our capital resources.
We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt re-financings, collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all, including as a result of market volatility following the COVID-19 pandemic. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. We also intend to continue to evaluate options to refinance our outstanding long-term debt. The amounts involved in any such transactions, individually or in the aggregate, may be material.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2021 were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a biotechnology company with a limited operating history. Investment in product development in the healthcare industry, including of biotechnology products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate an adequate effect or an acceptable safety profile, gain regulatory approval and/or become commercially viable. To date, our product candidates have been studied in Clinical Studies as food products. We are pursuing future development of AXA1665 and AXA1125 in Clinical Trials under INDs. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2008. Our net losses were $15.9 million and $13.9 million for the three months ended and $31.1 million and $28.9 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $303.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates in Clinical Studies, Clinical Trials for any product candidate we elect to develop as a drug product candidate under an IND and as we seek regulatory approvals, as necessary, for and commercialize our product candidates, if approved. We anticipate that our expenses will increase substantially if, and as, we:
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
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts for our current and future programs: to conduct further research and development, preclinical studies, Clinical Studies and/or Clinical Trials for any product candidates we elect to develop as a drug product candidate under an IND; to validate the manufacturing process and specifications for our product candidates; to seek regulatory approvals for or identify alternate regulatory pathways to market for our product candidates; and to launch and commercialize any products for which we receive regulatory approval or identify an alternate regulatory pathway to market, including potentially building our own commercial organization. As of June 30, 2021, we had $78.9 million of cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses, capital expenditure requirements and debt service obligations through at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from our expectations, and we will in any event require additional capital in order to complete clinical development of any of our current product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
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
•the cost of establishing, maintaining and overseeing a system to ensure our ongoing and planned Clinical Trials are compliant with Good Clinical Practice, or GCP;
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

We may experience delays in completing our preclinical studies and initiating or completing Clinical Studies and, for those product candidates that we decide to develop as drug product candidates, including AXA1665 and AXA1125, Clinical Trials. We also may experience numerous unforeseen events during, or as a result of, any future Clinical Studies or Clinical Trials that we may conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including, but not limited to:
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
In addition, there are additional companies that are working on modulating specific metabolic pathways involved in various health and disease conditions. Although we are not aware of any company creating products targeting metabolic multifactorial activity for the same indications and targets as us, Entrinsic Biosciences, Inc. is developing amino acid combinations to treat gastrointestinal disorders and other conditions associated with dysfunctional transport membrane proteins. Companies with clinical programs that could compete with our current pipeline of product candidates include 89bio, Inc., Akero Therapeutics, Inc., Bausch Health, Bristol-Myers Squibb Co., Esperion Therapeutics, Inc., Genfit SA, Gilead Sciences, Inc., Intercept Pharmaceuticals, Inc., Kaleido Biosciences, Inc., Madrigal Pharmaceuticals, Inc., Mallinckrodt plc, Novartis AG, Scholar Rock Holding Corporation, and Viking Therapeutics, Inc., among others.
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
The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, business shutdowns and clinical site closures to non-essential care and clinical trials. For example, our AXA1957-002 Clinical Study was temporarily suspended in March 2020 due to COVID-19's impact on our Clinical Study sites. Subsequently, based on positive data in our AXA1125-003 Clinical Study announced on May 6, 2020, we decided against reinitiating our AXA1957-002 Clinical Study and to move forward with AXA1125 as our NASH product candidate for both adult and pediatric patients. Although we cannot presently predict the full scope and severity of COVID-19, these developments and measures could materially and adversely affect our business, our results of operation and financial condition. Furthermore, the COVID-19 pandemic may adversely impact our ability to complete our Clinical Trials for AXA1665 and AXA1125 in a timely manner or at all due to patient or principal investigator recruitment or availability challenges, Clinical Trial site shutdowns or other interruptions. Additionally, we may also experience potential limitations on the quality, completeness and interpretability of data we are able to collect. For instance, on May 7, 2020, a subject death was reported as a result of COVID-19 by one of our principal investigators in our recently completed AXA1665-002 Clinical Study. This serious adverse event and any others that may result from COVID-19 may impact the quality, completeness and interpretability of the data that we were able to collect. In addition, as a result of the COVID-19 pandemic, we or our key third-party service providers may be not able to complete key program and product development milestones on time or at all; quarantines, shelter-in-place and similar government orders may impact personnel at third-party manufacturing facilities that negatively impact the availability or cost of materials used in our product candidates; market volatility and conditions may limit our ability to raise additional capital to finance our business plans on attractive terms or at all; our business continuity plans may not be effective at limiting operational disruptions or delays; we may suffer negative impacts to operations that may be vulnerable as a result of government or company measures taken to control the spread of COVID-19; potential shutdowns of government agencies such as the SEC or FDA may limit our ability to raise capital and negatively impact our product development timelines; the passage of new legislation may increase our operating costs or limit our operations, such as the Families First Coronavirus Response Act; we may suffer negative consequences due to vulnerabilities that emerge as a result of our limited operations, such as a cybersecurity incident; or one of our key executives, scientists or other personnel may become incapacitated by COVID-19.
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
As an organization, we have not yet completed any Clinical Trials. We completed our AXA1125-003 Clinical Study in 2020, and initiated a Phase 2b Clinical Trial of AXA1125 in the second quarter of 2021, in which we are enrolling patients with NASH. We also completed our AXA1665-002 Clinical Study in 2020, and initiated a Phase 2 Clinical Trial of AXA1665 in the second quarter of 2021, in which we are enrolling patients who have experienced a prior OHE episode.
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

Our limited operating history may make it difficult to evaluate our technology and industry and predict our future performance. Specifically, to date we have conducted Clinical Studies for our product candidates to evaluate safety and tolerability and impact on normal structure and function only in healthy subjects or subjects with certain disease conditions. For product candidates we develop under an IND with patient populations reflecting the desired indication for such product candidate, the physiological structure and function data we observed in our Clinical Studies for such product candidate may not be replicated in or be consistent with results from Clinical Trials and such product candidate may not meet therapeutic efficacy endpoints in Clinical Trials. For instance, while we previously announced positive top-line data in both our (i) AXA1125-003 Clinical Study, including reductions in liver fat content and markers of fibroinflammation and (ii) AXA1665-002 Clinical Study, including a balancing of plasma amino acids, stabilizing ammonia levels and an improvement in measures of neurocognition, such results may not be replicated in Clinical Trials.
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
In addition, as an early-stage company, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances, which may be significant. Given the recent initiation of our first Clinical Trials for AXA1665 and AXA1125, we will need to transition from a company with a Clinical Study focus to a company capable of supporting clinical development in Clinical Trials and, if successful, commercial activities. We may not be successful in such transitions.
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
Our projections of both the non-drug and drug market sizes we may target, and the incidence and prevalence of our target populations are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, input from key opinion leaders, patient foundations or secondary market research databases, and other sources and may prove to be incorrect. Further, new studies may change the estimated market sizes or the incidence or prevalence of target diseases we may target with potential drug product candidates. For those product candidates we develop under an IND, regulatory approvals may include limitations for use or contraindications that decrease the addressable patient population. The number of subject individuals may turn out to be lower than expected. Additionally, the potentially addressable patient population for our drug product candidates may be limited or may not be amenable to treatment with such product candidates. For instance, we estimate that there are up to 500,000 U.S. patients with covert or overt hepatic encephalopathy and that up to 40 million people in the U.S. alone are living with NASH. Even if we obtain significant market share for our product candidates, because certain potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications for drugs or expanding the target market size for non-drug products.
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
As of June 30, 2021, we had cash, cash equivalents and marketable securities of $78.9 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents and marketable securities since June 30, 2021, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
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
In prior or future studies or trials of our product candidates, we may have or will expressly or implicitly characterize or classify such candidates as encompassed within a specific regulatory scheme (e.g., as foods or dietary supplements). Regulatory authorities may not agree with the regulatory classification of the product candidates used in our Clinical Studies or any subsequent classification of such candidates prior to commercialization. To date, we have submitted and the FDA has cleared an IND for our Phase 2 Clinical Trial of AXA1665, which we initiated in the second quarter of 2021. Additionally, we have submitted and the FDA has cleared an IND for our Phase 2b Clinical Trial of AXA1125, which we initiated in the second quarter of 2021. We have not discussed the development of our other product candidates evaluated in Clinical Studies or our utilization of specific regulatory pathways for our other product candidates with the FDA or comparable foreign regulatory authorities and any such regulator may not agree with our current activities or future approach or plans for further development. The FDA may determine that our product candidates are not safe or appropriate for use in Clinical Studies or are not governed by food regulations and therefore may classify any of our product candidates as being ineligible for investigation in Clinical Studies without an IND. The FDA or other regulatory authorities may also take enforcement action, or otherwise delay or prevent further development or commercialization of our product candidates.
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
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. It is difficult to predict how any executive actions, including any executive orders, will be implemented, and the extent to which they will impact the FDA's ability to exercise its regulatory authority. If any executive actions impose constraints on the FDA's ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, where applicable, our ability to continue to market and sell our products and we may not achieve or sustain profitability.
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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, development platform and other technologies we may develop. We seek to protect our proprietary position by filing patent applications in the United States and abroad relating to our product candidates and development platform, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. As of June 30, 2021, we have 7 granted patents covering certain of our product candidates, and we have filed or intend to file patent applications on our product candidates, certain aspects of our development platform and other technology; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.
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
Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned patents. With respect to our patent portfolio, as of June 30, 2021 our product candidate-related patent portfolio consists of 22 patent families, including 7 granted U.S. patents, 19 U.S. pending patent applications (including provisional applications) and 271 owned pending patent applications in jurisdictions outside of the United States (including Patent Cooperation Treaty applications) that, in many cases, are counterparts to the foregoing U.S. patents and patent applications, which include claims directed to compositions, methods of use, treatment of indications, dosing, formulations and methods of manufacturing. With respect to owned intellectual property, we cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.
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
In reliance on third parties, we have limited experience manufacturing our product candidates for Clinical Trials as we have not yet completed a Clinical Trial. We similarly have limited experience with the manufacturing requirements for non-drug products at a commercial scale. Our cGMP manufacturing process development and scale-up is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates. In the future, we may develop internal manufacturing capacity in part by expanding our own facilities or building additional facilities. This activity will require substantial additional funds and we would need to invest such funds in creating the proper manufacturing infrastructure and to hire and train a significant number of qualified employees to staff these facilities. We may not be able to develop cGMP-compliant manufacturing facilities that are adequate to produce materials for additional later-stage Clinical Studies, Clinical Trials, or commercialization, which may materially and adversely affect our business.

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
As of June 30, 2021, our executive officers, directors and their affiliates and 5% stockholders held, in the aggregate, approximately 73.3% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may feel are otherwise in their best interests.
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

Exhibit No.	Exhibit Index
10.1#*	Employment Agreement between the Registrant and Virginia Dean, dated June 9, 2021.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101SCH*	Inline XBRL Taxonomy Extension Schema Document.
101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith.
**	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXCELLA HEALTH INC.

Date: July 29, 2021	By:	/s/ William R. Hinshaw, Jr.
William R. Hinshaw, Jr. President, Chief Executive Officer and Director

AXCELLA HEALTH INC.

Date: July 29, 2021	By:	/s/ Laurent Chardonnet
Laurent Chardonnet Senior Vice President and Chief Financial Officer