Form 10-Q
period 2021-09-30
Axcella Health Inc.
filed 2021-11-10
CIK 1633070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2021, the registrant had 38,916,570 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, or Quarterly Report, we use the following defined terms:

"product candidate" to refer to one of our investigational product candidates.
"development platform" to refer to our proprietary human-focused development platform.
"dose" to refer to the exposure amount of a product candidate in Clinical Studies or ongoing and planned Clinical Trials.
"non-drug" to refer to a non-therapeutic use of a product candidate. Such use may be as a medical food, food product or dietary supplement.
"Clinical Trial" to refer to a human clinical study of a drug product candidate subject to the requirements for an effective Investigational New Drug application, or an IND, or equivalent in a non-U.S. jurisdiction.
"Clinical Study" to refer to Institutional Review Board-Approved, or IRB-Approved, clinical studies conducted in humans with our product candidates under U.S. Food and Drug Administration, or the FDA, regulations and guidance supporting research with food outside of an IND (prior to any decision to develop a product candidate as a drug product candidate under an IND or non-U.S. equivalent or a non-drug product candidate). In these food studies, based on our understanding of FDA regulations and guidance, we evaluate in humans, including individuals with disease, a product candidate for safety, tolerability and effects on the normal structures and functions of the body. These studies are not designed or intended to evaluate a product candidate’s ability to diagnose, cure, mitigate, treat or prevent a disease as these would be evaluated in Clinical Trials if we decide to develop a product candidate as a drug or therapeutic.
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
•the success, cost and timing of our product development activities, including statements regarding the timing of initiation and completion of preclinical studies, Clinical Studies or Clinical Trials and related preparatory work, and the timing of the availability of the results of these preclinical studies, Clinical Studies and Clinical Trials, including our ongoing and planned Clinical Trials for AXA1665 and AXA1125;
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
•our financing needs and the sufficiency of our funds to support company operations and business plans through certain periods of time, including funding necessary to complete further development of our product candidates, and, if successful, commercialization of these candidates as drug or non-drug products;

•our ability to continue as a going concern, our future capital needs and our need to raise additional funds;
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

AXCELLA HEALTH INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)

AXCELLA HEALTH INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of
	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$26,091	$71,590
Marketable securities	40,055	35,739
Prepaid expenses and other current assets	1,521	1,692
Total current assets	67,667	109,021
Property and equipment, net	943	360
Other assets	211	211
Total assets	$68,821	$109,592
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,985	$2,290
Accrued expenses and other current liabilities	4,772	5,494
Total current liabilities	7,757	7,784
Long-term debt, net of discount	25,021	25,222
Other liabilities	482	1,205
Total liabilities	33,260	34,211
Commitments and contingencies (Note 10)	—	—
Stockholders' equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 38,688,955 and 38,022,273 shares issued and 38,269,974 and 37,603,292 shares outstanding at September 30, 2021 and December 31, 2020, respectively	39	38
Additional paid-in capital	354,879	347,990
Treasury stock, 418,981 shares at cost	—	—
Accumulated other comprehensive loss	(7)	(34)
Accumulated deficit	(319,350)	(272,613)
Total stockholders' equity	35,561	75,381
Total liabilities and stockholders' equity	$68,821	$109,592
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$10,130	$7,541	$30,668	$26,441
General and administrative	4,773	4,184	13,975	12,928
Total operating expenses	14,903	11,725	44,643	39,369
Loss from operations	(14,903)	(11,725)	(44,643)	(39,369)
Other income (expense):
Interest income	32	6	115	281
Interest expense	(742)	(713)	(2,204)	(2,243)
Other income (expense), net	—	(5)	(5)	(7)
Total other income (expense), net	(710)	(712)	(2,094)	(1,969)
Net loss	$(15,613)	$(12,437)	$(46,737)	$(41,338)
Net loss per share, basic and diluted	$(0.41)	$(0.34)	$(1.23)	$(1.39)
Weighted average common shares outstanding, basic and diluted	38,195,583	36,942,475	37,861,970	29,804,034
Comprehensive loss:
Net loss	$(15,613)	$(12,437)	$(46,737)	$(41,338)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	2	(4)	27	(4)
Comprehensive loss	$(15,611)	$(12,441)	$(46,710)	$(41,342)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(46,737)	$(41,338)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	213	343
Stock-based compensation	4,772	4,927
Non-cash interest expense	477	354
Other non-cash items	619	—
Changes in current assets and liabilities:
Prepaid expenses and other current assets	171	(935)
Accounts payable	736	(810)
Accrued expenses and other current liabilities	(835)	(2,249)
Net cash used in operating activities	(40,584)	(39,708)
Cash flows from investing activities:
Purchases of property and equipment	(275)	(59)
Purchases of marketable securities	(23,234)	(3,196)
Proceeds from maturities of marketable securities	18,326	—
Net cash used in investing activities	(5,183)	(3,255)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,920	64,973
Proceeds from exercise of common stock options and ESPP	163	—
Payments for capital lease	(89)	—
Payment of terminal fee obligation and debt issuance costs	(1,726)	—
Net cash provided by financing activities	268	64,973
Net (decrease) increase in cash and cash equivalents	(45,499)	22,010
Cash and cash equivalents, beginning of period	71,590	92,053
Cash and cash equivalents, end of period	$26,091	$114,063
Supplemental cash flow information:
Cash paid for interest	$1,727	$1,842
Supplemental disclosure of non-cash investing and financing activities:
Offering costs incurred but unpaid at period end	$—	$20
Property and equipment acquired via capital lease	$534	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands, except share data)

	Three and Nine Months Ended September 30, 2021
	Common stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
BALANCE - January 1, 2021	38,022,273	$38	$347,990	$(34)	$(272,613)	$75,381
Costs incurred for the issuance of common stock			4			4
Exercise of common stock options	27,143	—	27			27
Vesting of restricted stock units	60,000	—	—			—
Stock-based compensation			1,428			1,428
Unrealized gain on marketable securities				7		7
Net loss					(15,189)	(15,189)
BALANCE - March 31, 2021	38,109,416	$38	$349,449	$(27)	$(287,802)	$61,658
Issuance of common stock, net of issuance costs of $71	126,527	1	555			556
Exercise of common stock options	3,257	—	6			6
Vesting of restricted stock units	4,604	—	—			—
Issuance of common stock related to ESPP	30,465	—	107			107
Stock-based compensation			1,677			1,677
Unrealized gain on marketable securities				18		18
Net loss					(15,935)	(15,935)
BALANCE - June 30, 2021	38,274,269	$39	$351,794	$(9)	$(303,737)	$48,087
Issuance of common stock, net of issuance costs of $56	321,149	—	1,395			1,395
Exercise of common stock options	81,433	—	23			23
Vesting of restricted stock units	12,104	—	—			—
Stock-based compensation			1,667			1,667
Unrealized gain on marketable securities				2		2
Net loss					(15,613)	(15,613)
BALANCE - September 30, 2021	38,688,955	$39	$354,879	$(7)	$(319,350)	$35,561

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands, except share data)

	Three and Nine Months Ended September 30, 2020
	Common stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
BALANCE - January 1, 2020	23,607,797	$24	$276,286	$—	$(216,086)	$60,224
Stock-based compensation			1,599			1,599
Net loss					(15,009)	(15,009)
BALANCE - March 31, 2020	23,607,797	$24	$277,885	$—	$(231,095)	$46,814
Issuance of common stock, net of issuance costs of $4,338	13,055,264	13	58,072			58,085
Exercise of common stock options	3,166	—				—
Stock-based compensation			1,956			1,956
Net loss					(13,892)	(13,892)
BALANCE - June 30, 2020	36,666,227	$37	$337,913	$—	$(244,987)	$92,963
Issuance of common stock, net of issuance costs of $230	1,253,597	1	6,867			6,868
Stock-based compensation			1,372			1,372
Unrealized loss on marketable securities				(4)		(4)
Net loss					(12,437)	(12,437)
BALANCE - September 30, 2020	37,919,824	$38	$346,152	$(4)	$(257,424)	$88,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. NATURE OF BUSINESS
Company Overview
Axcella Health Inc., doing business as “Axcella Therapeutics,” and subsidiaries ("Axcella," the "Company," "we" or "us") is a biotechnology company that was incorporated in Delaware on August 27, 2008 and has a principal place of business in Cambridge, Massachusetts. The Company is focused on pioneering a new approach to treat complex diseases and improve health using endogenous metabolic modulator, or EMM, compositions. The Company's product candidates are comprised of multiple EMMs that are engineered in distinct combinations and ratios with the goal of simultaneously impacting multiple biological pathways.
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
Going Concern
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
Historically, the Company has funded its operations with proceeds from sales of preferred and common stock and borrowings under a loan and security agreement. The Company has spent, and expects to continue to spend, significant funds in connection with implementing its business strategy, including its continued development of AXA1665, AXA1125, and future pipeline candidates. Furthermore, the Company may never commercialize a product and achieve profitability, and unless and until it does, the Company will need to raise additional capital. As of September 30, 2021, the Company had cash, cash equivalents and marketable securities of $66.1 million, and an accumulated deficit of $319.4 million. Management believes that it will require additional working capital to fund its planned operations through a full 12 months from the issuance date of this Quarterly Report on Form 10-Q. These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern.
Additional funding will be necessary beyond this point to continue to fund the Company’s research and development activities. Management’s plans to alleviate its financing requirements include pursuing one or more of the following steps, among others, none of which can be guaranteed or are entirely within the Company’s control:
•The sale of the Company’s common stock
•Funding received from the establishment of a collaboration(s) with a potential partner(s) to further advance the Company’s product pipeline

If the Company is unable to alleviate its financing requirements via these means, it could be forced to discontinue some of its operations or develop and implement a plan to further extend payables, reduce overhead or scale back its current operating plan until sufficient additional capital is raised to support further operations.
The accompanying unaudited condensed consolidated financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.
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
Furthermore, the accompanying condensed consolidated financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. As of September 30, 2021, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, have not changed, and the unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2020. The accompanying interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2021, the results of its operations for the three and nine months ended September 30, 2021 and 2020, its cash flows for the nine months ended September 30, 2021 and 2020, and its statements of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020.
The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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

Use of Estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, expenses and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the Company’s ability to continue as a going concern. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value. The Company considers all highly liquid investments with a remaining maturity when purchased of three months or less to also be cash equivalents.
Marketable Securities
The Company’s marketable securities, which consisted of corporate debt obligations as of September 30, 2021, are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
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
Concentrations of Credit Risk
The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company’s cash equivalents and marketable securities as of September 30, 2021 consisted of bank deposits, money market funds that invest in U.S. treasury securities, and corporate obligations. We invest in high-quality financial instruments and our portfolio does not consist of any instrument with a maturity duration in excess of twenty-four months, which we believe limits our credit risk.
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
Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the three and nine months ended September 30, 2021, the Company’s only element of other comprehensive loss was unrealized gains (losses) on marketable securities.
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
3. FAIR VALUE MEASUREMENTS
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$24,446	$—	$—	$24,446
Marketable securities:
Corporate obligations	—	40,055	—	40,055
Total	$24,446	$40,055	$—	$64,501

	Fair Value Measurements at December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$69,118	$—	$—	$69,118
Marketable securities:
Corporate obligations	—	35,739	—	35,739
Total	$69,118	$35,739	$—	$104,857

4. CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
As of September 30, 2021, and December 31, 2020, cash, cash equivalents and marketable securities by security type consisted of the following (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$26,091	$—	$—	$26,091
Corporate obligations	40,062	8	(15)	40,055
Total	$66,153	$8	$(15)	$66,146

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$71,590	$—	$—	$71,590
Corporate obligations	35,773	1	(35)	35,739
Total	$107,363	$1	$(35)	$107,329
The fair values of cash equivalents and marketable securities by contractual maturity were as follows (in thousands):

Contractual Maturities	September 30, 2021	December 31, 2020
Mature in one year or less	$54,374	$86,338
Mature in two years or less	10,127	18,519
Total	$64,501	$104,857
Marketable securities with maturities beyond one year are classified as short-term marketable securities in the condensed consolidated balance sheets due to their highly liquid nature and because they represent the Company’s investments that are available for current operations. All cash equivalents mature within three months or less. Operating cash of $1.6 million and $2.5 million is excluded from the above table as of September 30, 2021 and December 31, 2020, respectively.
There were no sales of our marketable securities during the three and nine months ended September 30, 2021 and September 30, 2020, respectively.

5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Laboratory equipment	$3,426	$3,022
Leasehold improvements	564	564
Office and computer equipment	146	111
Furniture and fixtures	122	122
Property and equipment	4,258	3,819
Less: accumulated depreciation and amortization	(3,315)	(3,459)
Property and equipment, net	$943	$360
Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 was $0.2 million and $0.3 million, respectively. Property and equipment totaling $0.3 million was disposed of for the nine months ended September 30, 2021, and no gains or losses were recorded. There were no disposals for the nine months ended September 30, 2020.
6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued employee compensation and benefits	$2,145	$2,998
Accrued external research and development expenses	1,762	1,870
Accrued professional fees	613	626
Other	252	—
Total accrued expenses and other current liabilities	$4,772	$5,494
7. DEBT FINANCING
Long-term debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Principal amount of long-term debt	$26,000	$26,000
Debt discount	(206)	(308)
Deferred financing fees	(773)	(470)
Long-term debt, net of discount	$25,021	$25,222
On September 2, 2021, the Company entered into a loan and security agreement (the "New Loan and Security Agreement") with SLR Investment Corp., formerly known as Solar Capital Ltd., for term loans in an aggregate principal amount of $26.0 million. The New Loan and Security Agreement replaced the loan and security agreement between the Company and SLR Investment Corp., dated as of January 9, 2018 and further amended on October 5, 2018, November 30, 2018 and August 28, 2020 (as amended, the "Prior Loan and Security Agreement"). The New Loan and Security agreement will be accounted for as a debt modification or exchange as the Company determined that the terms of the New Loan and Security Agreement were not substantially different than the terms of the Prior Loan and Security Agreement.

Upon entering into the New Loan and Security Agreement, the Company paid a terminal fee obligation and debt issuance costs totaling $1.7 million as required under the terms of the Prior Loan and Security Agreement, of which $1.3 million had been accrued as of September 2, 2021. The Company will defer and amortize $0.4 million of the $1.7 million paid to interest expense along with the unamortized deferred financing fees balance as of September 2, 2021 over the term of the New Loan Security Agreement. The remaining unamortized debt discount balance as of September 2, 2021 will also be amortized to interest expense over the term of the New Loan and Security Agreement.
The Company also agreed to a new terminal fee obligation totaling $1.7 million, which is due and payable on the earliest to occur of (i) the maturity of the New Loan and Security Agreement, (ii) the acceleration of the term loans, and (iii) the prepayment, refinancing, substitution or replacement of the term loans. The obligation is equal to 6.45% of the aggregate principal amount of $26.0 million. The Company is accruing the obligation over the term of the New Loan and Security Agreement. The carrying value of the obligation was nominal as of September 30, 2021.
The term loans under the New Loan and Security Agreement will accrue interest at an annual rate equal to 8.60% plus the greater of (a) the thirty (30) day U.S. Dollar LIBOR rate and (b) 0.10%, payable monthly in arrears. The interest rate was 8.70% as of September 30, 2021. The monthly principal payments of $0.6 million will be paid over a period of 45 months beginning in January 2023 through the final maturity date of September 1, 2026. Per the New Loan and Security Agreement, the date on which repayment of principal commences can be further extended to July 2023 and January 2024, provided we satisfy certain equity related conditions. The term loans are also subject to a prepayment fee of 3.00% if prepayment occurs within the first year subsequent to September 2, 2021, 2.00% in the second year and 1.00% in the third year through final maturity.
The New Loan and Security Agreement also contains certain financial covenants, including an unrestricted minimum cash level until certain clinical trial study data conditions are met. Customary representations and warranties, as well as certain non-financial covenants, including engaging in any change of control transaction or incurring additional indebtedness or liens are included in the New Loan and Security Agreement as well. As security for its obligations under the New Loan and Security Agreement, the Company granted the SLR Investment Corp. a first priority perfected security interest in all of the Company’s existing and after-acquired assets, including intellectual property.
The scheduled principal maturity of the long-term debt as of September 30, 2021 is as follows (in thousands):

Year Ending December 31,
2021 (remaining 3 months)	$—
2022	—
2023	6,933
2024	6,933
2025	6,934
Thereafter	5,200
$26,000
8. STOCKHOLDERS' EQUITY
2019 Stock Option and Incentive Plan
The 2019 Stock Option and Incentive Plan (the "2019 Plan") provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and cash-based awards to the Company's officers, employees, directors and consultants. The number of shares available for future issuance under the 2019 Plan was 1,143,830 shares as of September 30, 2021.

2019 Employee Stock Purchase Plan
The 2019 Employee Stock Purchase Plan (the "2019 ESPP") provides participating employees with the opportunity to purchase shares of common stock. The number of shares available for future issuance under the 2019 ESPP was 635,742 shares as of September 30, 2021. The Company recorded $0.1 million of stock-based compensation expense for the nine months ended September 30, 2021. The stock-based compensation expense recorded during the same period in 2020 was nominal.
Stock-Based Compensation Expense
In connection with all share-based payment awards, total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$455	$532	$1,305	$2,129
General and administrative	1,212	840	3,467	2,798
Total stock-based compensation expense	$1,667	$1,372	$4,772	$4,927
Fair Value of Stock Options
The fair value of each option issued to employees was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	1.08%	0.38%	0.84%	1.12%
Expected option life (in years)	6.08	6.06	6.00	5.93
Expected dividend yield	—%	—%	—%	—%
Expected volatility	93.1%	75.5%	96.8%	73.6%

Stock Option Activity
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding as of January 1, 2021	4,919,960	$6.37
Granted	2,303,601	5.57
Exercised	(111,833)	0.50
Canceled	(1,081,682)	7.54
Outstanding as of September 30, 2021	6,030,046	$5.97	7.61	$341
Exercisable as of September 30, 2021	3,167,833	$6.35	6.39	$341
Vested or expected to vest as of September 30, 2021	5,980,046	$5.93	7.54	$341
The intrinsic value of options exercised during the nine months ended September 30, 2021 was $0.4 million. The intrinsic value of options exercised during the same period in 2020 was nominal.
The weighted-average grant date fair value of the options granted during the nine months ended September 30, 2021 and 2020 was $4.25 and $2.83 per share, respectively.
As of September 30, 2021, there was $9.9 million of unrecognized compensation expense that is expected to be recognized over a weighted-average period of approximately 2.69 years.
Restricted Stock Units
The fair values of restricted stock units are based on the market value of our stock on the date of grant. The following table summarizes the Company's restricted stock unit activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 1, 2021	347,587	$4.04
Granted	120,916	6.41
Vested	(76,708)	5.04
Forfeited	(46,386)	4.42
Outstanding as of September 30, 2021	345,409	$4.60
As of September 30, 2021, there was $0.9 million of unrecognized compensation expense that is expected to be recognized over a weighted-average period of approximately 1.88 years.

9. NET LOSS PER SHARE
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2021	2020
Options to purchase common stock	6,030,046	5,161,800
Unvested restricted stock units	345,409	294,596
Shares issuable under employee stock purchase plan	24,770	—
	6,400,225	5,456,396
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
11. RELATED-PARTY TRANSACTIONS
In August 2019, the Company entered into a consulting agreement with the chairman of the Company's Board of Directors to provide various consulting services to the Company in exchange for cash and equity compensation. In March 2021, the consulting agreement was modified so that the chairman would no longer receive cash compensation for his consulting services and would instead be compensated solely via equity compensation. The aggregate grant date fair value of the equity awarded to the chairman in 2021 and 2020 for his consulting services was $0.6 million and $0.2 million, respectively. The grant date fair value is calculated in accordance with FASB ASC Topic 718. The total cash paid under the agreement was $0.1 million for the nine months ended September 30, 2021. No cash was paid under the agreement for the three months ended September 30, 2021.
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
Overview
We are a clinical-stage biotechnology company focused on pioneering a new approach to treat complex diseases and improve health using endogenous metabolic modulator, or EMM, compositions. Our product candidates are comprised of multiple EMMs that are engineered in distinct combinations and ratios with the goal of simultaneously impacting multiple biological pathways. Our pipeline includes lead therapeutic candidates for the reduction in risk of recurrent overt hepatic encephalopathy, or OHE, the treatment of non-alcoholic steatohepatitis, or NASH, and the treatment of Long COVID (also known as Post COVID-19 Condition and Post-Acute Sequelae of COVID-19, or “PASC”).
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
AXA1125 for the Treatment of NASH
We have conducted two prior Clinical Studies of AXA1125 in subjects with presumed NASH. AXA1125 was generally well tolerated in both of these studies with meaningful and sustained reductions shown in key measures of hepatic fat, insulin resistance, inflammation and fibrosis. In our most recent Clinical Study, AXA1125-003, reductions in these measures were even greater among subjects with type 2 diabetes. Notably, the forementioned results were seen without an impact on mean body weight or serum lipids. In August 2021, results from the AXA1125-003 Clinical Study were published in the American Journal of Gastroenterology.

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
AXA1125 for the Treatment of Long COVID
We recently participated in a successful meeting with the United Kingdom’s Medicines and Healthcare products Regulatory Agency (MHRA) during which alignment on a Phase 2a clinical trial design was achieved. A clinical trial authorization (CTA) for this trial was subsequently accepted by MHRA. We plan to conduct this trial at Oxford Centre for Clinical Magnetic Resonance Research, University of Oxford.
The Phase 2a trial will be a randomized, double-blind, placebo-controlled investigation to evaluate the efficacy and safety of AXA1125 in patients with exertional fatigue related to Long COVID. Approximately 40 patients will be enrolled and randomized evenly to receive either 67.8 grams per day of AXA1125 or a matched placebo in two divided doses for 28 days, with a one-week safety follow-up period.
The trial’s primary endpoint will assess the improvement of mitochondrial function within the skeletal muscle as measured by changes in phosphocreatine (PCr) recovery time, as measured by 31-phosphorus magnetic resonance spectroscopy (MRS), from baseline to Day 28. PCr recovery time is a well-established and highly sensitive measure that has been strongly correlated with a registrational endpoint (i.e., 6-minute walk test) in a number of other diseases in which fatigue and muscle weakness play a central role, including amyotrophic lateral sclerosis (ALS), Duchenne muscular dystrophy, and chronic kidney disease. Key secondary endpoints include lactate levels, a 6-minute walk test, fatigue scores, and safety and tolerability.
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
•expenses incurred in connection with the preclinical and clinical development of our product candidates, including any planned and ongoing Clinical Studies, Clinical Trials and other research programs, including under agreements with third parties, such as consultants, contractors and CROs;
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
Research and development expenses may fluctuate from period to period depending upon the stage of certain projects and the stage of preclinical and clinical activities and development. Many factors can affect the cost and timing of our planned and ongoing Clinical Studies and Clinical Trials, including, without limitation, slow patient enrollment and the availability of supplies, including as a result of the COVID-19 pandemic, and real or perceived lack of effect on biology or safety of our product candidates. In addition, the development of all of our product candidates may be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development of our product candidates.

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
Other Income (Expense), Net
Other income (expense), net primarily consists of interest income and interest expense. Interest income consists of interest earned on our investments in cash equivalents, money market funds, and high-quality fixed income securities. Interest expense consists of interest on outstanding borrowings under our loan and security agreement, the amortization expense of the debt discount and debt issuance costs, and interest paid for leased capital equipment.
Income Taxes
Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOLs, carryforwards and tax credits will not be realized.
Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$10,130	$7,541	$2,589
General and administrative	4,773	4,184	589
Total operating expenses	14,903	11,725	3,178
Loss from operations	(14,903)	(11,725)	(3,178)
Other income (expense):
Other income (expense), net	(710)	(712)	2
Total other income (expense), net	(710)	(712)	2
Net loss	$(15,613)	$(12,437)	$(3,176)

Research and Development Expenses
The following table summarizes our research and development expenses incurred during the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Salary and benefits-related	$3,345	$3,707	$(362)
Clinical research and outside services	5,578	2,766	2,812
Facility-related and other	1,207	1,068	139
Total research and development expenses	$10,130	$7,541	$2,589
Salary and benefits-related costs decreased by $0.4 million due to lower headcount. Clinical research and outside services costs increased by $2.8 million due to expenses incurred for our AXA1665 EMMPOWER Phase 2 Clinical Trial and AXA1125 EMMPACT Phase 2b Clinical Trial, and expenses incurred to support the planned initiation of our AXA1125 Phase 2a Clinical Trial to treat Long COVID.
General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Salary and benefits-related	$2,957	$2,430	$527
Other contract services and outside costs	1,554	1,370	184
Facility-related and other	262	384	(122)
Total general and administrative expenses	$4,773	$4,184	$589
Salary and benefits-related costs increased by $0.5 million due to higher equity compensation related to additional grants issued and recruiting costs related to the hiring of new employees. Other contract services and outside costs increased by $0.2 million due to corporate legal fees related to our New Loan and Security Agreement with SLR Investment Corp.
Other Income (Expense), Net
Other income (expense), net was $0.7 million for the three months ended September 30, 2021 and September 30, 2020, respectively. There were no material changes in Other income (expense), net as interest income and interest expense were comparable within each period.

Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$30,668	$26,441	$4,227
General and administrative	13,975	12,928	1,047
Total operating expenses	44,643	39,369	5,274
Loss from operations	(44,643)	(39,369)	(5,274)
Other income (expense):
Other income (expense), net	(2,094)	(1,969)	(125)
Total other income (expense), net	(2,094)	(1,969)	(125)
Net loss	$(46,737)	$(41,338)	$(5,399)
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Salary and benefits-related	$10,134	$12,498	$(2,364)
Clinical research and outside services	16,727	10,647	6,080
Facility-related and other	3,807	3,296	511
Total research and development expenses	$30,668	$26,441	$4,227
Salary and benefits-related costs decreased by $2.4 million due to lower headcount. Clinical research and outside services costs increased by $6.1 million due to expenses incurred for our AXA1665 EMMPOWER Phase 2 Clinical Trial and AXA1125 EMMPACT Phase 2b Clinical Trial, and expenses incurred to support the planned initiation of our AXA1125 Phase 2a Clinical Trial to treat Long COVID. Facility-related and other costs increased $0.5 million due to higher rent for our leased office space at 840 Memorial Drive and additional maintenance expenses incurred.

General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Salary and benefits-related	$8,815	$7,795	$1,020
Other contract services and outside costs	4,311	4,033	278
Facility-related and other	849	1,100	(251)
Total general and administrative expenses	$13,975	$12,928	$1,047
Salary and benefits-related costs increased by $1.0 million due to higher equity compensation related to additional grants issued and recruiting costs related to the hiring of new employees. Other contract services and outside costs increased by $0.3 million due to higher business insurance, audit and tax fees, and corporate legal fees. Facility-related and other costs decreased by $0.3 million due to a reduction in corporate travel and franchise tax expenses.
Other Income (Expense), Net
Other income (expense), net was $2.1 million for the nine months ended September 30, 2021, compared to $2.0 million for the nine months ended September 30, 2020. The increase was primarily driven by lower interest income as a result of declines in interest rates.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $15.6 million and $12.4 million for the three months ended and $46.7 million and $41.3 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $319.4 million. We expect to incur net losses as we continue to develop our product candidates, and our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates.
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
•On June 5, 2020, we entered into a sales agreement with SVB Leerink LLC (“SVB Leerink”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time through SVB Leerink, acting as our agent (the “ATM Offering”). As of September 30, 2021, we have sold an aggregate of 2,168,943 shares of common stock under the ATM Offering for net cash proceeds of $11.3 million after deducting commissions and expenses of $0.6 million. During the three months ended September 30, 2021, we issued 321,149 shares of our common stock in a series of sales under the ATM Offering for aggregate net proceeds of $1.4 million after deducting commissions and expenses of $0.1 million.

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $66.1 million. Our cash equivalents and marketable securities as of September 30, 2021 consisted of bank deposits, money market funds that invest in U.S. treasury securities, and corporate obligations, which enables us to achieve our liquidity and capital needs.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash used in operating activities	$(40,584)	$(39,708)
Cash used in investing activities	(5,183)	(3,255)
Cash provided by financing activities	268	64,973
Net (decrease) increase in cash and cash equivalents	$(45,499)	$22,010
Operating Activities
During the nine months ended September 30, 2021, operating activities used $40.6 million of cash, primarily resulting from a net loss of $46.7 million, partially offset by non-cash charges of $6.1 million, including $4.8 million of stock-based compensation.
During the nine months ended September 30, 2020, operating activities used $39.7 million of cash, primarily resulting from a net loss of $41.3 million and changes in our operating assets and liabilities of $4.0 million, both partially offset by non-cash charges of $5.6 million, including $4.9 million of stock-based compensation.
Investing Activities
During the nine months ended September 30, 2021, net cash used in investing activities consisted of purchases of marketable securities and capital equipment, which were partially offset by maturities of marketable securities.
During the nine months ended September 30, 2020, net cash used in investing activities consisted of purchases of marketable securities and capital equipment.
Financing Activities
During the nine months ended September 30, 2021, net cash provided by financing activities consisted of net proceeds from the issuance of common stock, which were partially offset by payments for leased capital equipment and a terminal fee obligation and debt issuance costs.
During the nine months ended September 30, 2020, net cash provided by financing activities consisted of net proceeds from the issuance of common stock.

Loan and Security Agreement
On September 2, 2021, we entered into a loan and security agreement (the "New Loan and Security Agreement") with SLR Investment Corp., formerly known as Solar Capital Ltd., for term loans in an aggregate principal amount of $26.0 million. The New Loan and Security Agreement replaced the loan and security agreement between us and SLR Investment Corp., dated as of January 9, 2018 and further amended on October 5, 2018, November 30, 2018 and August 28, 2020 (as amended, the "Prior Loan and Security Agreement"). The term loans under the New Loan and Security Agreement will accrue interest at an annual rate equal to 8.60% plus the greater of (a) the thirty (30) day U.S. Dollar LIBOR rate and (b) 0.10%, payable monthly in arrears. The monthly principal payments of $0.6 million will be paid over a period of 45 months beginning in January 2023 through the final maturity date of September 1, 2026. Per the New Loan and Security Agreement, the date on which repayment of principal commences can be further extended to July 2023 and January 2024, provided we satisfy certain equity related conditions. The term loans are also subject to a prepayment fee of 3.00% if prepayment occurs within the first year subsequent to September 2, 2021, 2.00% in the second year and 1.00% in the third year through final maturity. The New Loan and Security Agreement also contains certain financial covenants, including an unrestricted minimum cash level until certain clinical trial study data conditions are met, and non-financial covenants. As security for our obligations under the New Loan and Security Agreement, we granted the lender a first priority perfected security interest in all of our existing and after-acquired assets, including intellectual property.
In conjunction with the execution of the New Loan and Security Agreement, we also agreed to a new terminal fee obligation totaling $1.7 million, which is due and payable on the earliest to occur of (i) the maturity of the New Loan and Security Agreement, (ii) the acceleration of the term loans, and (iii) the prepayment, refinancing, substitution or replacement of the term loans. The obligation is equal to 6.45% of the aggregate principal amount of $26.0 million.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance existing product candidates and develop new clinical and pre-clinical programs. Our cash requirements depend on numerous factors, including, without limitation, expenditures in connection with our research and development programs, including with respect to the timing and progress of Clinical Trials, Clinical Studies and preclinical development activities; payments to CROs, CMOs and other third-party providers; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our ability to raise additional equity or debt financing; potential repayments of our long-term debt; and our ability to enter into collaboration or license agreements and our receipt of any upfront, milestone or other payments thereunder. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. See “Risk Factors” for further discussion of these and additional risks and uncertainties that may significantly affect the timing and amount of expenditures of our capital resources.
Based on our current operating plan, we believe we do not have sufficient cash, cash equivalents, and marketable securities to support current operations through a full 12 months from the issuance date of this Quarterly Report on Form 10-Q. We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt re-financings, collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all, including as a result of market volatility following the COVID-19 pandemic. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. We also intend to continue to evaluate options to refinance our outstanding long-term debt. The amounts involved in any such transactions, individually or in the aggregate, may be material. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2021 were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Substantial doubt exists as to our ability to continue as a going concern.
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

•Regulatory requirements for development of our product candidates as drugs or as non-drug products are uncertain and evolving. Should we choose to develop any product candidate in parallel for more than one indication, the results from a Clinical Study or Clinical Trial in one indication, particularly any observation of a serious adverse event, may impact the Clinical Study or Clinical Studies or Clinical Trial or Clinical Trials in another indication. Changes in these laws, including our ability to conduct Clinical Studies or Clinical Trials, or the current interpretation or application of these laws, or conflicts between us and the FDA on the applicability or interpretation of applicable laws, would have a significant adverse impact on our ability to develop and commercialize our products.
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
We are a biotechnology company with a limited operating history. Investment in product development in the healthcare industry, including of biotechnology products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate an adequate effect or an acceptable safety profile, gain regulatory approval and/or become commercially viable. Our product candidates have been studied in Clinical Studies as food products. At this time, we are pursuing development of AXA1665 and AXA1125 in Clinical Trials under INDs for the reduction in risk of recurrent OHE and for the treatment of NASH, respectively. Additionally, we are planning a Clinical Trial that will utilize AXA1125 for the treatment of Long COVID under a CTA. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2008. Our net losses were $15.6 million and $12.4 million for the three months ended and $46.7 million and $41.3 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $319.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates in Clinical Studies, Clinical Trials for any product candidate we elect to develop as a drug product candidate under an IND or non-U.S. equivalent and as we seek regulatory approvals, as necessary, for and commercialize our product candidates, if approved. We anticipate that our expenses will increase substantially if, and as, we:
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
•establish a commercial manufacturing source and secure supply chain capacity sufficient to provide preclinical study material, Clinical Study material, Clinical Trial material for any product candidate we elect to develop as a drug product candidate under an IND or non-U.S. equivalent, and commercial quantities of any product candidates that we may commercialize as drug or non-drug products, following receipt of any necessary approvals or authorizations;
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
To become and remain profitable, we or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. This will require us to be successful in a range of challenging activities, including, but not limited to: completing preclinical studies, Clinical Studies and Clinical Trials for any product candidate we elect to develop as a drug product candidate under an IND or non-U.S. equivalent; obtaining marketing approval or identifying alternate regulatory pathways for product candidates; manufacturing, marketing and selling products for which we may obtain marketing approval; or successfully satisfying any pre- or post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company, which could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, which may be significant. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders' equity and working capital.
Substantial doubt exists as to our ability to continue as a going concern.
As of September 30, 2021, we had cash, cash equivalents and marketable securities of $66.1 million, and an accumulated deficit of $319.4 million. We believe that we will require additional working capital to fund our planned operations through a full 12 months from the issuance date of this Quarterly Report on Form 10-Q. Additional funding will be necessary beyond this point to continue to fund our research and development activities. Our plans to alleviate our financing requirements include, among other things, pursuing the sale of our common stock and funding through the establishment of a collaboration(s) with a potential partner(s) to further advance our product pipeline, none of which can be guaranteed or are entirely within our control. If we are unable to alleviate our financing requirements via these means, we could be forced to discontinue some of our operations or develop and implement a plan to further extend payables, reduce overhead or scale back our current operating plan until sufficient additional capital is raised to support further operations. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern, and; therefore, it may be more difficult for us to attract investors. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations.

We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete development and commercialization of our product candidates.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts for our current and future programs: to conduct further research and development, preclinical studies, Clinical Studies and/or Clinical Trials for any product candidates we elect to develop as a drug product candidate under an IND or non-U.S. equivalent; to validate the manufacturing process and specifications for our product candidates; to seek regulatory approvals for or identify alternate regulatory pathways to market for our product candidates; and to launch and commercialize any products for which we receive regulatory approval or identify an alternate regulatory pathway to market, including potentially building our own commercial organization. As of September 30, 2021, we had $66.1 million of cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities balance is not sufficient to fund our operating expenses, capital expenditure requirements and New Loan and Security Agreement obligations through at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from our expectations, and we will in any event require additional capital in order to complete clinical development of any of our current product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
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
To obtain the requisite regulatory approvals to commercialize any of our product candidates that we decide to develop as a drug product candidate, such as AXA1665 and AXA1125, we must demonstrate through extensive preclinical studies and Clinical Trials that our product candidates are safe and effective in humans for their intended use. Clinical Studies to commercialize non-drug products also require a significant financial investment to generate data that supports claims about effects on normal structure and function of the body we may make for such products and establish their safety and tolerability. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. We may be unable to establish, where applicable, endpoints, dose levels and regimens or bioanalytical assay methods that applicable regulatory authorities would consider clinically meaningful or legally permissible. Results from preclinical studies, Clinical Studies, or Clinical Trials may demonstrate that our product candidates are not safe, not tolerable or have unanticipated impacts on the normal structure and function of the body and could result in data showing one or more product candidates to have harmful or problematic side effects or toxicities. Should we choose to develop any product candidate in parallel for more than one indication, the results from a Clinical Study or Clinical Trial in one indication, particularly any observation of a serious adverse event, may impact the Clinical Study or Clinical Studies or Clinical Trial or Clinical Trials in another indication. A Clinical Study or Clinical Trial can fail at any stage of testing. Additionally, our Clinical Studies, Clinical Trials or other preclinical studies may not result in data that supports intended claims for our product candidates. For example, Clinical Trial results may show any drug product candidate to be less effective than expected (e.g., a Clinical Trial could fail to meet its primary endpoint(s)) or have unacceptable side effects or toxicities. The outcome of preclinical studies, Clinical Studies and early Clinical Trials may not be predictive of the success of later preclinical studies, Clinical Studies and/or Clinical Trials, and interim results of these studies or trials do not necessarily predict final results. Interim and preliminary data are subject to the risk that one or more of the outcomes may materially change as subject enrollment continues, more subject data become available and as the study is completed. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material inconsistencies between preliminary or interim data and final data could significantly harm our business prospects. Further, differences in trial design between Clinical Studies and early-stage Clinical Trials and later-stage Clinical Trials make it difficult to extrapolate from the results of Clinical Studies and earlier Clinical Trials to the results from later Clinical Trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and Clinical Trials have nonetheless failed to obtain marketing approval of their product candidates, or have data that supports desirable marketing claims even where marketing approval is not required. Successful completion of Clinical Trials is a prerequisite to submitting an NDA to the FDA, or its equivalent in other jurisdictions such as a marketing authorization application to the EMA, for each product candidate targeting therapeutic indication(s) and, consequently, a pre-requisite for the ultimate approval and commercial marketing of any product candidate for therapeutic indication(s).
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

We may experience delays in completing our preclinical studies and initiating or completing Clinical Studies and, for those product candidates that we decide to develop as drug product candidates, including AXA1665 and AXA1125, Clinical Trials. We also may experience numerous unforeseen events during, or as a result of, any future Clinical Studies or Clinical Trials that we may conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including, but not limited to:
•unforeseen events or events over which we have little to no control, such as the COVID-19 pandemic, can cause execution delays for our Clinical Studies or Clinical Trials;
•issues related to the quality, completeness and interpretability of our data that could result in significant delays or additional costs and impact development plans for our product candidates;
•we may be unable to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation of Clinical Trials for therapeutic indications for any drug product candidates or the marketing of our products as non-drug products;
•results from one Clinical Study or Clinical Trial, particularly observation of a serious adverse event, may impact the other Clinical Study or Clinical Studies or Clinical Trial or Clinical Trials of the same product candidate;
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
•the number of subjects or patients required for Clinical Studies or Clinical Trials of any of our product candidates may be larger than we anticipate, or we may fail to execute the Clinical Studies or Clinical Trials as a result of slow enrollment, subjects dropping out of the Clinical Studies or Clinical Trials or other factors, including some which are out of our control, such as COVID-19, length of time to achieve clinical endpoints, additional time requirements for data analysis, or an inability to validate the manufacturing process or to achieve cGMP compliance for our product candidates;

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
The development of EMM compositions with defined ratios and formulations, and the potential drug and non-drug applications of these product candidates represents a novel approach. Our product candidates in general may not be successfully developed or commercialized or gain the acceptance of the public or the medical community. For any product candidate that we choose to develop as a drug product candidate, our success will depend upon physicians who specialize in the treatment of diseases targeted by our product candidates, prescribing potential treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are more familiar and for which greater clinical data may be available. For any product candidate that we choose to develop as a non-drug product candidate, our success will depend on finding partners in a non-drug market who can help successfully commercialize product candidates as non-drug product candidates, such as dietary supplements and medical foods. In addition, our success will also depend on consumer acceptance and adoption of our products that we, or a future partner, commercialize, if any. Adverse events, which may include death, in Clinical Studies and Clinical Trials of our product candidates or in studies or Clinical Trials of other parties developing similar products and the resulting publicity, as well as any other adverse events in the field of EMMs and metabolic pathways, could result in a decrease in demand for any product that we may develop. In addition, responses by the U.S. federal, state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval, if applicable, identify alternate regulatory pathways to market or otherwise achieve profitability. More restrictive statutory regimes, government regulations or negative public opinion would have an adverse effect on our business, financial condition, results of operations and prospects, and may delay or impair the development and commercialization of our product candidates or demand for any products we may commercialize.
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
The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, supply chain disruptions, business shutdowns and clinical site closures to non-essential care and clinical trials. For example, our AXA1957-002 Clinical Study was temporarily suspended in March 2020 due to COVID-19's impact on our Clinical Study sites. Subsequently, based on positive data in our AXA1125-003 Clinical Study announced on May 6, 2020, we decided against reinitiating our AXA1957-002 Clinical Study and to move forward with AXA1125 as our NASH product candidate for both adult and pediatric patients. Although we cannot presently predict the full scope and severity of COVID-19, these developments and measures could materially and adversely affect our business, our results of operation and financial condition. Furthermore, the COVID-19 pandemic may adversely impact our ability to complete our Clinical Trial for AXA1665 and our ongoing and planned Clinical Trials for AXA1125 in a timely manner or at all due to patient or principal investigator recruitment or availability challenges, Clinical Trial site shutdowns or other interruptions. Additionally, we may also experience potential limitations on the quality, completeness and interpretability of data we are able to collect. For instance, on May 7, 2020, a subject death was reported as a result of COVID-19 by one of our principal investigators in our recently completed AXA1665-002 Clinical Study. This serious adverse event and any others that may result from COVID-19 may impact the quality, completeness and interpretability of the data that we were able to collect. The supply chain disruptions that resulted from COVID-19-related manufacturing shutdowns, global transportation changes, and loss of workers in key industries could affect access to raw materials and operations for manufacturing our product candidates, and distribution of product candidates to clinical sites or for commercialization. In addition, as a result of the COVID-19 pandemic, we or our key third-party service providers may be not able to complete key program and product development milestones on time or at all; quarantines, shelter-in-place and similar government orders may impact personnel at third-party manufacturing facilities that negatively impact the availability or cost of materials used in our product candidates; market volatility and conditions may limit our ability to raise additional capital to finance our business plans on attractive terms or at all; our business continuity plans may not be effective at limiting operational disruptions or delays; we may suffer negative impacts to operations that may be vulnerable as a result of government or company measures taken to control the spread of COVID-19; potential shutdowns of government agencies such as the SEC or FDA may limit our ability to raise capital and negatively impact our product development timelines; the passage of new legislation may increase our operating costs or limit our operations, such as the Families First Coronavirus Response Act; we may suffer negative consequences due to vulnerabilities that emerge as a result of our limited operations, such as a cybersecurity incident; or one of our key executives, scientists or other personnel may become incapacitated by COVID-19.
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
As an organization, we have not yet completed any Clinical Trials. We completed our AXA1125-003 Clinical Study in 2020, and initiated a Phase 2b Clinical Trial of AXA1125 in the second quarter of 2021, in which we are enrolling patients with NASH. We are also planning to initiate a Phase 2a Clinical Trial that will utilize AXA1125 for the treatment of Long COVID. In regards to AXA1665, we completed our AXA1665-002 Clinical Study in 2020, and initiated a Phase 2 Clinical Trial of AXA1665 in the second quarter of 2021, in which we are enrolling patients who have experienced a prior OHE episode.

We were formed in 2008 and only reorganized our business operations to focus on EMM, have no products approved for commercial sale as drugs or marketed via other regulatory pathways (e.g., non-drug products such as dietary supplements) and have not generated any revenue from product sales. Our ability to generate product revenue or profits, which we do not expect will occur for many years, if ever, will depend on the successful development and eventual commercialization of our product candidates, which may never occur.
Our limited operating history may make it difficult to evaluate our technology and industry and predict our future performance. Specifically, to date we have conducted Clinical Studies for our product candidates to evaluate safety and tolerability and impact on normal structure and function only in healthy subjects or subjects with certain disease conditions. For product candidates we develop under an IND or non-U.S. equivalent with patient populations reflecting the desired indication for such product candidate, the physiological structure and function data we observed in our Clinical Studies for such product candidate may not be replicated in or be consistent with results from Clinical Trials and such product candidate may not meet therapeutic efficacy endpoints in Clinical Trials. For instance, while we previously announced positive top-line data in both our (i) AXA1125-003 Clinical Study, including reductions in liver fat content and markers of fibroinflammation and (ii) AXA1665-002 Clinical Study, including a balancing of plasma amino acids, stabilizing ammonia levels and an improvement in measures of neurocognition, such results may not be replicated in Clinical Trials.
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
In addition, as an early-stage company, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances, which may be significant. Given the recent initiation of our first Clinical Trials for AXA1665 for the reduction in risk of recurrent OHE and AXA1125 for the treatment of NASH, we will need to transition from a company with a Clinical Study focus to a company capable of supporting clinical development in Clinical Trials and, if successful, commercial activities. We may not be successful in such transitions.
Our planned, ongoing, and future Clinical Studies and Clinical Trials, or those of our future collaborators may reveal significant adverse events not seen in our preclinical studies, Clinical Studies or other Clinical Trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
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
We may experience difficulties in subject and patient enrollment in our Clinical Studies and Clinical Trials for a variety of reasons. The timely completion of Clinical Studies or Clinical Trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of subjects or patients who remain in the Clinical Study or Clinical Trial until its conclusion. The enrollment of subjects or patients depends on many factors, including, but not limited to:
•the severity of the disease or condition under investigation in the case of a Clinical Trial conducted under an IND or non-U.S. equivalent for a drug product candidate;
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
Delays in subject or patient enrollment, or Clinical Study or Clinical Trial delays may result in increased costs or may affect the timing or outcome of our planned and ongoing Clinical Studies or Clinical Trials, which could prevent their completion or otherwise may negatively impact the quality, completeness and interpretability of data that we are able to collect and adversely affect our ability to advance the development of our product candidates.
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
Our projections of both the non-drug and drug market sizes we may target, and the incidence and prevalence of our target populations are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, input from key opinion leaders, patient foundations or secondary market research databases, and other sources and may prove to be incorrect. Further, new studies may change the estimated market sizes or the incidence or prevalence of target diseases we may target with potential drug product candidates. For those product candidates we develop under an IND or non-U.S. equivalent, regulatory approvals may include limitations for use or contraindications that decrease the addressable patient population. The number of subject individuals may turn out to be lower than expected. Additionally, the potentially addressable patient population for our drug product candidates may be limited or may not be amenable to treatment with such product candidates. For instance, we estimate that there are up to 500,000 U.S. patients with covert or overt hepatic encephalopathy and that up to 40 million people in the U.S. alone are living with NASH. Even if we obtain significant market share for our product candidates, because certain potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications for drugs or expanding the target market size for non-drug products.
We are early in our development efforts and may not be successful in our efforts to use our development platform to build a successful pipeline of product candidates and develop marketable products.
We are developing our product candidates with our development platform to reprogram metabolism and maintain and restore metabolic health and have decided to pursue development of some of our product candidates as potential therapeutics under INDs or non-U.S. equivalents. However, our development platform has not yet led, and may never lead, to marketable drug or non-drug products. We are developing our initial product candidates for liver conditions. We may have problems applying our technologies to these and other future target areas, and our product candidates may not demonstrate a comparable ability in supporting or maintaining health or treating disease, where applicable. Even if we are successful in identifying additional product candidates, they may not be suitable for clinical development as a result of limited efficacy, unacceptable safety profiles or other characteristics that indicate that they are unlikely to be products that will receive marketing approval or achieve market acceptance. The success of our product candidates will depend on several factors, including the following:
•successful enrollment in, and completion of, preclinical studies, Clinical Studies and Clinical Trials with positive results;
•clearance of INDs or non-U.S. equivalents for Clinical Trials for product candidates that we decide to develop as drug product candidates;
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
As of September 30, 2021, we had cash, cash equivalents and marketable securities of $66.1 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents and marketable securities since September 30, 2021, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
Our loan agreement subjects us to operating restrictions and financial covenants and may restrict our business and financing activities.
On September 2, 2021, we entered into a New Loan and Security agreement with SLR Investment Corp., formerly known as Solar Capital Ltd., for term loans in an aggregate principal amount of $26.0 million. The New Loan and Security Agreement replaced the Prior Loan and Security Agreement between us and SLR Investment Corp., dated as of January 9, 2018 and further amended on October 5, 2018, November 30, 2018 and August 28, 2020.
Our obligations under the New Loan and Security agreement are secured by a first priority perfected security interest in our assets, including intellectual property. The New Loan and Security Agreement also contains customary representations and warranties, as well as customary affirmative and negative covenants. Among other restrictions, the negative covenants, subject to exceptions, prohibit or limit our ability to: maintain collateral accounts; declare dividends or redeem or purchase equity interests; incur additional liens; make investments; incur additional indebtedness; engage in mergers, acquisitions and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business. The New Loan and Security Agreement also contains certain financial covenants, including an unrestricted minimum cash level until certain study data conditions are met. These covenants may restrict our ability to finance our operations and to pursue our business activities and strategies. Furthermore, such restrictions may limit our flexibility in planning for or reacting to, changes in our business and industry; and they may place us at a competitive disadvantage compared to our peers and competitors that have no restrictions or more favorable terms with credit lenders. Our ability to comply with these covenants may also be affected by events beyond our control.

Additionally, there is no guarantee that we will have sufficient funds available to repay the amounts outstanding when due under the New Loan and Security Agreement. If we default under the facility, the lenders may accelerate all of our repayment obligations and, if we are unable to access funds to meet those obligations or to renegotiate our agreement, the lenders could take control of our pledged assets, including our intellectual property, and we may need to immediately cease operations. If we were to renegotiate our agreement under such circumstances, the terms may be significantly less favorable to us. If we were liquidated, the lender’s right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration of the Collateral Agent of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.
Risks Related to Government Regulation
Regulatory requirements for development of our product candidates as drugs or as non-drug products are uncertain and evolving. Should we choose to develop any product candidate in parallel for more than one indication, the results from a Clinical Study or Clinical Trial in one indication, particularly any observation of a serious adverse event, may impact the Clinical Study or Clinical Studies or Clinical Trial or Clinical Trials in another indication. Changes in these laws, including our ability to conduct Clinical Studies or Clinical Trials, or the current interpretation or application of these laws, or conflicts between us and the FDA on the applicability or interpretation of applicable laws, would have a significant adverse impact on our ability to develop and commercialize our products.
Based on the large body of studies and scientific literature on the human exposure to and safety profiles of certain amino acids, the FDA's promulgation of regulations governing the use of certain amino acids under certain conditions as safe and permissible food additives when used as nutrients, our own data on amino acids used in product candidates and the fact that we use amino acids in our product candidates within amounts previously studied safely in humans, we believe we have designed our product candidates to have acceptable safety profiles, and we have further evaluated or will evaluate the safety and tolerability of these product candidates in Clinical Studies and/or Clinical Trials. Under the FDA's framework governing studies of non-drug products, we believe that use of our product candidates containing amino acids may be studied for safety and tolerability without an IND in human food studies. However, the FDA or comparable foreign regulatory authorities may disagree with this approach and determine that our studies should be conducted under an IND or non-U.S. equivalent, which may result in negative consequences.
In prior or future studies or trials of our product candidates, we may have or will expressly or implicitly characterize or classify such candidates as encompassed within a specific regulatory scheme (e.g., as foods or dietary supplements). Regulatory authorities may not agree with the regulatory classification of the product candidates used in our Clinical Studies or any subsequent classification of such candidates prior to commercialization. To date, we have submitted and the FDA has cleared an IND for our Phase 2 Clinical Trial of AXA1665, which we initiated in the second quarter of 2021. Additionally, we have submitted and the FDA has cleared an IND for our Phase 2b Clinical Trial of AXA1125, which we initiated in the second quarter of 2021. We have also submitted and the United Kingdom’s MHRA has accepted a CTA for our Phase 2a Clinical Trial of AXA1125, which we intend to begin by the end of 2021. We have not discussed the development of our other product candidates evaluated in Clinical Studies or our utilization of specific regulatory pathways for our other product candidates with the FDA or comparable foreign regulatory authorities and any such regulator may not agree with our current activities or future approach or plans for further development. The FDA may determine that our product candidates are not safe or appropriate for use in Clinical Studies or are not governed by food regulations and therefore may classify any of our product candidates as being ineligible for investigation in Clinical Studies without an IND. The FDA or other regulatory authorities may also take enforcement action, or otherwise delay or prevent further development or commercialization of our product candidates.

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
•laws related to the approval framework for generic drugs; and
•increased sponsor or company obligations under privacy laws such as the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, and GDPR.
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
Obtaining and maintaining regulatory approval for drug product candidates or identifying or commercializing our product candidates through non-drug pathways in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval or identify and maintain an alternate regulatory pathway in any other jurisdiction, while a failure or delay in obtaining regulatory approval or an alternate regulatory pathway in one jurisdiction may have a negative effect on the regulatory approval process or path to market in others. For example, even if the FDA grants marketing approval of a drug product candidate for therapeutic indications, comparable foreign regulatory authorities could take opposing positions and decline to approve the manufacturing, marketing and promotion of such product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States. Preclinical studies, Clinical Studies and Clinical Trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval and the approved price may not lead to profitability or acceptable margins.
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
The regulatory pathway for AXA1125 for treatment for patients with Long COVID is still evolving, and may result in unexpected or unforeseen challenges.
The speed at which parties are acting to create and test many therapeutics and vaccines for COVID-19 is unusual, and evolving or changing plans or priorities within the FDA and comparable regulatory authorities, including those based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory timeline for our product candidates. Results from ongoing clinical trials and discussions with regulatory authorities may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. Any such developments could delay the development timeline for our product candidates and materially increase the cost of the development for such candidates.

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
Manufacturers and manufacturers' facilities are required to comply with extensive FDA, and comparable foreign regulatory authority requirements, including ensuring that quality assurance, quality control and manufacturing procedures conform to the respective cGMP regulations and applicable product tracking and tracing requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, if applicable, or other marketing application or submission, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, quality assurance and quality control.
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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, development platform and other technologies we may develop. We seek to protect our proprietary position by filing patent applications in the United States and abroad relating to our product candidates and development platform, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. As of September 30, 2021, we have 9 granted U.S. patents covering certain of our product candidates, and we have filed or intend to file patent applications on our product candidates, certain aspects of our development platform and other technology; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.
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
Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned patents. With respect to our patent portfolio, as of September 30, 2021 our product candidate-related patent portfolio consists of 24 patent families, including 9 granted U.S. patents, 20 U.S. pending patent applications (including provisional applications) and 272 owned pending patent applications in jurisdictions outside of the United States (including Patent Cooperation Treaty applications) that, in many cases, are counterparts to the foregoing U.S. patents and patent applications, which include claims directed to compositions, methods of use, treatment of indications, dosing, formulations and methods of manufacturing. With respect to owned intellectual property, we cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.
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
We have heavily relied upon, and will continue to heavily rely upon, third parties over the course of our planned and ongoing Clinical Studies and Clinical Trials. As a result, we will have limited control over and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our Clinical Studies and Clinical Trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with, among other things, GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of study or trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our Clinical Studies or Clinical Trials may be deemed insufficient or unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these Clinical Studies or Clinical Trials or perform additional Clinical Studies or Clinical Trials before approving or otherwise permitting our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our Clinical Studies or Clinical Trials comply with applicable regulatory requirements. In addition, our Clinical Trials for therapeutic indications must be conducted with drug products produced under cGMP requirements and may require a large number of patients.
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

Any parties conducting our planned and ongoing Clinical Studies or Clinical Trials, if any, generally will not be our employees and, except for remedies that may be available to us under our agreements with the third parties conducting such Clinical Studies or Clinical Trials, if any, we cannot directly control whether or not they devote sufficient time and resources to our ongoing preclinical and clinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting Clinical Studies or Clinical Trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, such as due to the impacts of the COVID-19 pandemic, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our Clinical Studies and Clinical Trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.
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

The facilities used to manufacture our drug product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections that could be conducted before or will be conducted after we submit a marketing application to the FDA or other foreign regulatory agencies. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.
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
Similar to the trading price of stock of other biopharmaceutical companies, the trading price of our common stock is highly volatile and is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this "Risk Factors" section and elsewhere in this Quarterly Report, these factors include:
•any potential impact of COVID-19 on the financial markets generally, the biopharmaceutical industry and our business and operations, including with respect to our planned and ongoing Clinical Studies and Clinical Trials;
•the commencement, enrollment or results of our planned and ongoing Clinical Studies, Clinical Trials or changes in the development status of our product candidates;
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
We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our ability to pay cash dividends is currently restricted by the terms of our New Loan and Security agreement with SLR Investment Corp., formerly known as Solar Capital Ltd., and future debt or other financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited in the foreseeable future to the appreciation of their stock.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
As of September 30, 2021, our executive officers, directors and their affiliates and 5% stockholders held, in the aggregate, approximately 73.0% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may feel are otherwise in their best interests.
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
Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:
•any potential impact of COVID-19 on our business and operations, including with respect to our supply chain, planned and ongoing Clinical Studies and Clinical Trials;
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
10.1†
Loan and Security Agreement, dated September 2, 2021, by and between the Registrant and SLR Investment Corp.. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38901) filed with the Securities and Exchange Commission on September 7, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101SCH*	Inline XBRL Taxonomy Extension Schema Document.
101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

†	Portions of this exhibit (indicated by asterisks) will be omitted in accordance with the rules of the SEC.
*	Filed herewith.
**	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXCELLA HEALTH INC.

Date: November 10, 2021	By:	/s/ William R. Hinshaw, Jr.
William R. Hinshaw, Jr. President, Chief Executive Officer and Director

AXCELLA HEALTH INC.

Date: November 10, 2021	By:	/s/ Laurent Chardonnet
Laurent Chardonnet Senior Vice President and Chief Financial Officer