Form 10-K
period 2021-12-31
Axcella Health Inc.
filed 2022-03-30
CIK 1633070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________
FORM 10-K
______________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $100,931,832 as of June 30, 2021 (based on a closing price of $4.01 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 28, 2022, the registrant had 52,521,940 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its 2022 annual meeting of shareholders, or the Proxy Statement, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2021. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•the success, cost and timing of our product development activities, including statements regarding the timing of initiation and completion of preclinical studies, Clinical Studies or Clinical Trials and related preparatory work, and the timing of the availability of the results of these preclinical studies, Clinical Studies and Clinical Trials, including our IND submissions and Clinical Trials for AXA1125 and AXA1665;
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
Item 1. Business
Overview
We are a clinical-stage biotechnology company focused on pioneering a new approach to treat complex diseases using compositions of endogenous metabolic modulators, or EMMs. Our product candidates are comprised of multiple EMMs that are engineered in distinct combinations and ratios with the goal of simultaneously impacting multiple biological pathways. Our pipeline includes lead therapeutic candidates for the treatment of non-alcoholic steatohepatitis, or NASH, for the treatment of Long COVID (also known as Post COVID-19 Condition and Post-Acute Sequelae of COVID-19, or “PASC”) associated fatigue, and for the reduction in risk of recurrent overt hepatic encephalopathy, or OHE.
Using our discovery platform, we have efficiently designed product candidates that are comprised of amino acids and their derivatives, which have a general history of safe use. The orally administered EMM compositions that we have tested clinically to date in our development model have shown the potential to generate multifactorial effects in our initial Clinical Studies. For instance:
•In our AXA1125-003 Clinical Study, AXA1125 was well tolerated in subjects with presumed NASH, and no significant safety signals were observed in patients dosed with this candidate. Additionally, sustained reductions versus placebo over 16 weeks were noted across key biomarkers of metabolism, inflammation, and fibrosis, including magnetic resonance imaging proton density fat fraction (MRI-PDFF), homeostasis model assessment of insulin resistance (HOMA-IR), alanine aminotransferase (ALT) and propeptide of type III collagen (ProC3). Among subjects with type 2 diabetes enrolled in the study (~40% of the overall study cohort), reductions in most biomarkers tended to be of a higher magnitude compared to the overall cohort. Based on AXA1125’s multi-targeted design and these data, we believe this candidate holds the potential to serve as a first-line NASH monotherapy for both adult and pediatric patients and be used in combination with other agents if required.
•In our AXA1665-002 Clinical Study, AXA1665 was well tolerated in subjects with mild and moderate hepatic insufficiency and no significant safety signals were observed in patients dosed with this candidate. Additionally, dose dependent changes were noted across measures of amino acid metabolism and neurocognition over 12 weeks. These included statistically significant (p <0.05) improvements in the Fischer Ratio and the psychometric hepatic encephalopathy score (PHES) in the AXA1665 high dose arm versus placebo. Additionally, clinically relevant trends were seen in certain measures of nitrogen/ammonia handling and physical function in the AXA1665 arms versus placebo. Based on AXA1665’s differentiated, multi-targeted design and these data, we believe this candidate holds the potential to reduce OHE events and improve the quality of life for cirrhotic patients.
Based on the strength of these results, in 2021:
•An investigational new drug (IND) filing was cleared by the U.S. Food and Drug Administration (FDA) for AXA1125. This enabled us to initiate our EMMPACT Phase 2b Clinical Trial in NASH. EMMPACT is a 48-week, randomized, double-blind, placebo-controlled trial that is evaluating the efficacy and safety of AXA1125 in approximately 270 patients with biopsy-confirmed F2/F3 NASH. This trial is now enrolling patients globally.

•A clinical trial authorization (CTA) filing was cleared by the United Kingdom’s Medicines and Healthcare products Regulatory Agency (MHRA) for AXA1125 in Long COVID, enabling us to initiate our Phase 2a Clinical Trial. This is a 28-day, randomized, double-blind, placebo-controlled investigation to evaluate the efficacy and safety of AXA1125 in approximately 40 patients with exertional fatigue related to Long COVID. This trial is now enrolling patients in the United Kingdom.
•An IND filing was cleared by the FDA for AXA1665. This enabled us to initiate our EMMPOWER Phase 2 Clinical Trial in OHE. EMMPOWER is a global 24-week, randomized, double-blind, placebo-controlled trial that is evaluating the efficacy and safety of AXA1665 in approximately 150 patients who have experienced at least one prior OHE event and have neurocognitive dysfunction at screening. This trial is now enrolling patients globally.
About Endogenous Metabolic Modulators (EMMs)
EMMs encompass a broad set of molecular families, including amino acids, bile acids, other intermediary substrates, and hormones. Together, these molecules can serve as master regulators and signaling agents, driving multiple pathways to elicit multifactorial effects, including mitochondrial function and cellular bioenergetics, nutrient sensing and handling, immune response and inflammation, reactive oxygen response, vascular function, neurotransmitter signaling, tissue repair, and autophagy.
Metabolic dysregulation results from a disruption in human homeostasis that is core to optimal functioning and consequently, health. Maintenance of this equilibrium requires an orchestration of multiple metabolic pathways and inter-organ signaling, evolved over billions of years, and is carried out by signaling intermediates and endogenous mediators. EMMs are a critical subset of such endogenous elements that regulate metabolic function. More recently, the role of various EMMs, including amino acids, in nutrient sensing and cellular signaling have been elucidated.
The loss of homeostasis can be manifested in many conditions and complex diseases, including Type 2 diabetes, or T2D, NASH and non-alcoholic fatty liver disease, or NAFLD, Long COVID, OHE, and muscle atrophy. As an example, dysregulation in the metabolic processes and pathways controlled by the liver, such as de novo lipogenesis or gluconeogenesis, can lead to an inability to adequately handle fuel substrates such as fats or carbohydrates. This ultimately results in fatty liver and insulin resistance, key features of NASH. Similarly, a complex cascade of substrate dysregulation within skeletal muscles, a key organ involved in glucose disposal and utilization of amino acids as substrates for protein synthesis, can result in insulin resistance, intramuscular fat infiltration and muscle mass loss, thus decreasing muscle function. Muscle mass loss, or sarcopenia, is increasingly linked to clinical outcomes and overall survival, such as in end-stage liver disease (cirrhotic sarcopenia).
We believe that our EMM compositions have the potential to address system-wide metabolic dysregulation to restore, improve, support and/or maintain homeostasis in complex diseases where more than one pathway may be dysregulated. For example, in NASH, there are disordered pathways causing dysregulated metabolism, inflammation and fibrosis. We believe these biologies can be regulated via multiple pathways using AXA1125, a proprietary combination of six amino acids and derivatives.
In addition to their known biological impacts, amino acids also have a long history of general safe use across a wide spectrum of ages and underlying medical conditions. As a result, we believe our EMM compositions will have limited off-target effects in humans as compared to traditional pharmaceutical agents and will have limited potential to cause drug-drug interactions. All the above factors taken together provide the potential to bring about a transformation in treating complex diseases and/or supporting health.

Our EMM Composition Design Approach
Our systems biology and discovery platform allow us to efficiently design and test multi-targeted EMM compositions with the aim of restoring and maintaining cellular and system-wide homeostasis in multiple biologies and pathways. This platform integrates advanced data science, cell biology capability, and expertise, leveraging artificial intelligence, machine learning and big data sets that are available both publicly and through institutional human data registries. This data-rich environment, combined with our internal discovery and data science tools, provides for the rapid identification of potential new biological applications and the design of EMM compositions to target specific biologies.
Our platform integrates digital knowledge of amino acid and related molecules and the ecosystem of internal and external data on disease, pathways, genes, and our existing and in-development EMM compositions. As part of our cell biology capability, our human primary cell systems directly inform multiple biological mechanisms implicated in disease and metabolic dysregulations. All of this is supported by a comprehensive EMM safety database derived from the literature and our previous Clinical Studies and ongoing Clinical Trials. The data and learnings generated through this process further enrich and anchor our design process against clinically relevant biologies.
Through a combination of biological and data science capability, program and disease-specific data can subsequently be utilized to elucidate the stoichiometric ratios for EMM compositions, more accurately characterize their pharmacokinetics and pharmacodynamics, and develop a biomarker strategy. The data is also utilized to build a variety of translational models to facilitate the pharmacologic and treatment response characterization, paving the way for translation into the clinic.
Rapid Advancement into Human Clinical Trials
Nonclinical Research
Upon prioritization of an area of interest for clinical development, we leverage internal data and external human data registries to elucidate biological and phenotypic features to design multi-targeted EMM compositions against relevant canonical and non-canonical pathways. This allows us to leverage the appropriate primary human cell models and in vitro assays to provide data that can be assessed in a translationally relevant way. We conduct our model systems in environments that aim to simulate physiological levels of biofluids and nutrients. These models include multiple cell types to deconstruct dysregulated metabolism or disease conditions and isolate effects of EMM compositions on subsets of metabolic pathways. The throughput of these models enables us to test individual EMMs, simple combinations of EMMs as well as complete EMM compositions to identify and understand interactions and characterize the function of each of the utilized constituents.
Preclinical pharmacology, biology experiments, and advanced modeling capabilities inform the design of our EMM compositions (i.e., amounts and ratios), the development of a biomarker strategy, and translation into the clinic. We also evaluate whether existing in-vivo models can inform our design and translation process, de-risking our translation into the clinic. Animal models are commonly used in drug development with the primary goal of investigating safety. Given the generally regarded as safe (GRAS) status of the EMMs utilized in our compositions, we are able to avoid many of these costly and time-intensive models, which we believe provides us with additional development efficiencies.

Clinical Development Approach
Once a product candidate is designed, we then decide whether to evaluate the candidate in a Clinical Study or under a Clinical Trial. We conduct our Clinical Studies under the FDA’s September 2013 Guidance for Clinical Investigators, Sponsors, and Institutional Review Boards (IRBs) entitled “Investigational New Drug Applications (INDs) — Determining Whether Human Research Studies Can Be Conducted Without an IND,” which we believe allows for Clinical Studies to be conducted to assess a food product’s safety, tolerability and effect on normal structures or functions in humans in healthy and diseased subjects. Our Clinical Studies include a substantial number of biomarkers that may improve our understanding of biologies relevant to the healthy structures and functions of the body as well as the safety, tolerability and dose-response relationship on relevant biologies. The ability to interrogate the effect of an EMM composition directly in human biologies makes the process of candidate selection both time and resource efficient. These Clinical Studies are not designed or intended to evaluate a product candidate’s ability to diagnose, cure, mitigate, treat or prevent a disease or other health condition.
To date, we have completed clinical investigations of our product candidates in Clinical Studies. Based on initial Clinical Study results, we decided to pursue further development of AXA1125 and AXA1665 as therapeutics via Clinical Trials under INDs and a CTA. These Clinical Trials, which have been initiated, are, therefore, evaluating each product candidate’s ability to treat targeted diseases.
On average, it has been estimated that it takes seven or more years for a therapeutic to progress from product candidate design to Phase 2 development. Our approach has enabled us to rapidly design and investigate our product candidates, providing meaningful insights into their safety, tolerability, and biological activity in diseased human subjects. As a result of our approach, we were able to initiate our Phase 2 trials approximately four years after finalizing the design of our lead product candidates, which we believe validates the speed and efficiency of our approach.
Our Pipeline
The following chart summarizes our current pipeline:

AXA1125 for Nonalcoholic Steatohepatitis (NASH)
AXA1125 is currently being developed as an oral product candidate for the treatment of NASH. In 2021, our IND for this candidate was cleared by the FDA, enabling us to proceed directly into a global Phase 2b Clinical Trial that was initiated in the second quarter of 2021. We branded this global trial EMMPACT based on the potential for AXA1125, an EMM composition, to deliver meaningful, multifactorial clinical benefits to patients with NASH. Based on AXA1125’s differentiated, multi-targeted design and data from our earlier Clinical Studies, we believe this candidate holds the potential to serve as a first-line NASH monotherapy for both adult and pediatric patients and be used in combination with other agents if required.
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
NAFLD is one of the most common causes of liver disease in the United States. It is characterized by excess fat accumulation in the liver, typically resulting from obesity, insulin resistance and diabetes. In addition, in association with the rise of childhood obesity, NAFLD emerging as a significant medical need in children.
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
To date, most compounds in development have focused on single key targets within metabolic, inflammation or fibrosis pathways. Few, however, have demonstrated therapeutic benefit, which by current regulatory standards is defined as steatohepatitis resolution with no worsening of fibrosis or improvement in liver fibrosis with no worsening of steatohepatitis. Moreover, safety and tolerability are paramount in this chronic condition and in this patient population, which suffers from a range of comorbidities such as diabetes and cardiovascular disease. Significant challenges to this approach include the potential for compounding of overlapping side effect profiles, drug-drug interactions and high development and treatment costs.
We believe a multitargeted agent that impacts metabolism/liver fat, inflammation and fibrosis, is orally administered, and that is safe, well tolerated and without drug-drug interactions would be well positioned for first-line use in both pediatric and adult NASH.
AXA1125 in NASH
AXA1125 is an oral product candidate that contains six amino acids and derivatives. This product candidate, which has been granted a Fast Track Designation for the treatment of NASH with liver fibrosis, targets multiple pathways that affect metabolism, inflammation and fibrogenesis, providing the potential to treat patients with NASH.

Underlying Biology	Potential Benefits of AXA1125 Treatment
Metabolism
Lower lipotoxicity, improve insulin sensitivity and mitochondrial function by enhancing fatty acid beta-oxidation via activation of pathways such as peroxisome proliferator-activated receptor alpha (PPARα) and AMPK

Inflammation	Modulate apoptosis, macrophage function, reduce hepatic inflammatory mediators and improve gut epithelial integrity
Fibrosis	Reduce hepatic stellate cell activation and proliferation and decrease hepatic fibrogenesis by downregulating certain pathways, including TGFβ and Hif1α
Most Recent Completed Clinical Study: AXA1125-003
We have conducted two prior Clinical Studies of AXA1125 in subjects with presumed NASH. AXA1125 was generally well tolerated in both of these studies with meaningful and sustained reductions shown in key measures of hepatic fat, insulin resistance, inflammation and fibrosis. In 2020, Axcella completed its most recent Clinical Study of AXA1125, AXA1125-003. This was a 16-week (with a two-week follow-up), randomized, single-blind, placebo-controlled Clinical Study to assess safety, tolerability and impact on the liver structure and function of two distinct EMM compositions, AXA1125 and AXA1957, in 102 adult subjects with NAFLD. Key inclusion criteria for this study included having at least 10% fat by MRI-PDFF and a corrected T1, or cT1, a measure of liver injury by multiparametric MRI, of at least 830 mSec. Subjects were stratified by the presence or absence of T2D. In this study, subjects received either AXA1125, two different doses of AXA1957 or a calorie-matched placebo control twice a day, or BID (see figure below).
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
Ongoing Phase 2b EMMPOWER Clinical Trial
Following FDA clearance of an IND application for AXA1125, we initiated our EMMPACT Phase 2b Clinical Trial for this candidate in the second quarter of 2021. This global randomized, double-blind, placebo-controlled, multi-center Clinical Trial is evaluating the efficacy, safety and tolerability of AXA1125 in adult patients with biopsy-confirmed F2/F3 NASH. Approximately 270 patients will be enrolled and randomized 1:1:1 to receive either 45.2 or 67.8 grams per day of AXA1125 or a matched placebo in two divided doses for 48 weeks, with a four-week safety follow-up period. Patients will be stratified based on the presence or absence of type 2 diabetes.
The Clinical Trial’s primary endpoint will assess the proportion of patients with a biopsy-confirmed ≥2-point improvement in their NAFLD Activity Score (NAS) after the 48-week treatment period. Secondary endpoints will include the proportion of patients achieving biopsy-confirmed resolution of NASH without worsening of fibrosis and the proportion of patients achieving a ≥1 stage improvement in fibrosis without worsening of NASH, as well as a range of non-invasive markers, such as MRI-PDFF, vibration controlled transient elastography (Fibroscan™), liver enzymes and measures of insulin resistance.

AXA1125 for the Treatment of Long COVID
AXA1125 is also currently being developed as a product candidate for the treatment of Long COVID. In October 2021, we announced that our CTA for this candidate was cleared by the MHRA in the United Kingdom, enabling us to proceed directly into a Phase 2a Clinical Trial, which was initiated in the fourth quarter of 2021. Based on AXA1125’s differentiated, multi-targeted design and data from our earlier Clinical Studies, we believe this candidate holds the potential to serve as a first-line Long COVID therapy for patients.
About Long COVID
Long-term effects, particularly fatigue, have been reported with a variety of viral infections, including West Nile, Zika, Dengue, Zika, seasonal flu as well as the other corona-related viruses such as MERS and SARS-1. Long COVID, also known as Post COVID-19 Condition and Post-Acute Sequelae of COVID-19, or PASC, has generally been defined as a condition, experienced by patients at least 12 weeks after COVID-19 infection, in which they experience a range of symptoms that cannot be explained by an alternative diagnosis. Emerging research indicates that Long COVID can be experienced by anyone who has contracted COVID-19, regardless of the variant with which they were infected, whether their illness was mild or severe, or whether the individual was vaccinated or unvaccinated.
It is generally estimated that between 20-30% of all people who are infected by COVID-19 will experience Long COVID. While this condition encompasses dozens of symptoms, fatigue is the most predominant of them, impacting a majority of Long COVID patients.
Mitochondrial dysfunction is increasingly being implicated in published studies as an overarching mechanism of Long COVID fatigue and muscle weakness. In this setting, mitochondrial dysfunction includes dysregulated energetics, increased inflammation and oxidative stress, as well dysregulated lipid and amino acid metabolism. It is hypothesized that the COVID-19 virus can trigger a cascade within cells that may include a fuel switch to inefficient glycolysis, compromises cellular bioenergetics and respiration, an increase in oxidative stress, causing compounding inflammation, and an impairment in immune response. Ultimately, this virally mediated cellular reprogramming is believed to contribute to the symptoms of exertional fatigue and muscle weakness that can be persistent, severe, and debilitating. The sheer number of COVID-19 infected patients throughout the world, occurring contemporaneously, may enable better mechanistic insights into mitochondrial dysfunction not only in Long COVID, but also across a range of post-viral syndromes.
AXA1125 in Long COVID
In two prior successful Clinical Studies and in preclinical models, we believe AXA1125 has demonstrated an ability to restore mitochondrial function, providing the potential to treat patients with Long COVID.

Underlying Biology	Potential Benefits of AXA1125 Treatment
Dysregulated energetics, with a switch to inefficient glycolysis	Increased fatty acid oxidation and reduced glycolysis
Increased oxidative stress and inflammation	Reduced inflammation, restoration of reactive oxygen species, improved vascular perfusion
Dysregulated fatty acid and lipid metabolism	Restored fatty acid and lipid metabolism, upregulated beta-oxidation

Phase 2a Long COVID Clinical Trial
Following clearance of a CTA filing by the United Kingdom’s MHRA, we initiated a Phase 2a Clinical Trial of AXA1125. The Phase 2a trial is a randomized, double-blind, placebo-controlled investigation to evaluate the efficacy and safety of AXA1125 in patients with exertional fatigue related to Long COVID. Approximately 40 patients will be enrolled and randomized evenly to receive either 67.8 grams per day of AXA1125 or a matched placebo in two divided doses for 28 days, with a one-week safety follow-up period. This same daily dose of AXA1125 already been investigated in a 12-week Clinical Study in subjects with presumed NASH and was generally well tolerated.
The Phase 2a trial’s primary endpoint will assess the improvement of mitochondrial function within the skeletal muscle as measured by changes in phosphocreatine (PCr) recovery time, as measured by 31-phosphorus magnetic resonance spectroscopy (MRS), from baseline to Day 28. PCr recovery time is a well-established and highly sensitive measure that has been strongly correlated with the 6-minute walk (6MW) test, a functional measure that has been used as a registrational endpoint in several other diseases in which fatigue and muscle weakness play a central role. Key secondary endpoints include lactate levels, a 6MW test, fatigue scores, and safety and tolerability. The Clinical Trial is being conducted with researchers at Oxford University’s Radcliffe Department of Medicine in the United Kingdom.
AXA1665 for the Reduction in Risk of Overt Hepatic Encephalopathy (OHE) Recurrence
AXA1665 is currently being developed as a product candidate for the reduction in risk of OHE recurrence in adult patients with liver cirrhosis. In 2021, we announced that our IND for this candidate was cleared by the FDA, enabling us to proceed directly into a Phase 2 Clinical Trial, which was initiated in the second quarter of 2021. We have branded the Phase 2 trial EMMPOWER based on the potential for AXA1665, an EMM composition, to help patients, physicians and other caregivers overcome significant challenges associated with cirrhosis and OHE. Based on AXA1665’s differentiated, multi-targeted design and data gathered to date, we believe this candidate holds the potential to reduce OHE events and improve the quality of life for cirrhotic patients.

About OHE and Cirrhosis
Long-term damage to the liver from various causes, such as alcohol, hepatitis B or C viral infections, NASH, or autoimmune hepatitis, can lead to permanent scarring, a condition called cirrhosis. It has been reported that prevalence of cirrhosis in the United States is approximately 0.27%, corresponding to nearly 700,000 adults, of which 69% reported that they were unaware of having liver disease. Decompensated cirrhosis is a serious systemic disease with multi-organ dysfunction, resulting in a variety of significant complications, including HE, bacterial infections, gastrointestinal bleeding, renal impairment, and ascites, which is the build-up of excess fluid in the abdomen. Transition from compensated cirrhosis to decompensated cirrhosis reportedly occurs at a rate of approximately 5% to 7% per year.
HE is one of the most common complications of cirrhosis with multiple contributing factors, such as amino acid imbalance, ammonia toxicity, muscle wasting, infections and constipation, all of which ultimately result in diminished brain function. Emerging data suggest that muscle mass and function are key independent factors associated with progression to and severity of overt HE, or OHE. It is estimated that up to 60% of cirrhosis subjects have sarcopenia and, separately, 40% have HE symptoms. OHE refers to the presence of neurological abnormalities that are clinically apparent and do not require specialized psychometric testing. By contrast, minimal, or covert, HE is less severe and requires specialized testing for its diagnosis, including psychometric tests. OHE is well-established as a significant cause of morbidity and mortality in the cirrhotic population and is an area that continues to have unmet medical needs.
Furthermore, muscle depletion and muscle fat infiltration occurring during cirrhosis independently increase the risk of both overt and minimal HE with increased mortality. Decline in muscle mass can also hamper the alternative pathway of ammonia detoxification, and hyperammonemia may further worsen sarcopenia, generating a vicious cycle. The highly interdependent complications of cirrhosis, sarcopenia and OHE constitute a significant disease burden and can have an impact on irreversible morbidity and mortality in cirrhotic patients. We estimate that approximately 63,000 to 130,000 individuals may be affected at any given time with both cirrhotic sarcopenia and OHE in the United States.
While there are three approved therapies for OHE, each focuses primarily on ammonia reduction, and despite their use, many patients continue to experience OHE breakthrough events. We believe there is a strong need for additional OHE treatment options, particularly those that have the potential to address the systemic complications of cirrhosis, including frailty.
AXA1665
AXA1665 is a composition of eight amino acids and derivatives that is administered orally and holds the potential to influence multiple metabolic pathways intersecting key organ systems (liver, muscle and gut) to treat patients with OHE.

Underlying Biology	Potential Benefits of AXA1665 Treatment
Plasma amino acid imbalance	Maximize proteogenesis and reduce systemic aromatic amino acids
Dysregulated ammonia handling	Stimulate urea cycle function, intestinal and renal nitrogen metabolism, and induce intramuscular ammonia detoxification
Muscle wasting	Increase muscle protein synthesis by addressing metabolic demand and stimulating mTORC1
Neurocognitive impairment	Improve neurocognition and reduce OHE events

Most Recently Completed Clinical Study: AXA1665-002
We have conducted two prior Clinical Studies of AXA1665 in subjects with mild (Child Pugh A) and moderate (Child Pugh B) hepatic insufficiency. AXA1665 was generally well tolerated in both studies, with multifactorial effects seen in subjects. In 2020, Axcella completed its most recent Clinical Study of AXA1665, AXA1665-002. This was a 12-week (with a four-week follow-up) randomized, placebo-controlled Clinical Study to assess AXA1665’s safety, tolerability and impact on normal liver and muscle structures and functions in approximately 60 subjects with mild (Child A) and moderate (Child B) hepatic insufficiency.
1. Study design for AXA1665-002. This Clinical Study was initiated prior to determination of AXA1665 as a therapeutic product candidate.
Results from the study showed that AXA1665 demonstrated dose dependent improvements across all three psychometric tests that were utilized. These included a statistically significant (p <0.05) improvement for the high dose arm vs. placebo in the psychometric hepatic encephalopathy score (PHES), which is a highly specific assessment to diagnose minimal hepatic encephalopathy (MHE). A higher proportion of subjects in the AXA1665 arms also achieved a ≥0.3 absolute reduction in liver frailty index, or LFI, versus placebo. Previous studies suggest that a ≥0.3 reduction in the LFI score may correlate with an improved ability to conduct activities of daily living in subjects with end-stage liver disease. Additionally, a dose dependent and statistically significant (p <0.05) increase from baseline in Fischer Ratio (FR; a measure of branched chain amino acids ÷ aromatic amino acids) was seen in the AXA1665 arms relative to placebo, which was sustained over 12 weeks. Despite the increased nitrogen load delivered via the amino acids in AXA1665, fasted plasma ammonia levels remained stable in the active arms over the 12-week dosing duration. In a subset of subjects with evidence of MHE at baseline as assessed by PHES, a mean reduction from baseline in fasted plasma ammonia levels was observed in subjects receiving both doses of AXA1665 at week 12.
Both doses of AXA1665 were generally well tolerated. Rates of adverse events (AEs) were low, mostly unrelated to study product and generally mild or moderate. There were five serious adverse events reported in the study and two deaths (one due to complications of COVID-19; one due to a myocardial infarction during the study run-in period prior to dosing), none of which were determined to be related to AXA1665.

Ongoing Phase 2 EMMPOWER Clinical Trial
Following FDA clearance of an IND application for AXA1665, we initiated our EMMPOWER Phase 2 Clinical Trial for this candidate in the second quarter of 2021. This global randomized, double-blind, placebo-controlled, multi-center investigation is evaluating the efficacy and safety of AXA1665 in patients who have experienced at least one prior OHE event and have neurocognitive dysfunction at screening. Approximately 150 patients on lactulose ± rifaximin (stratified by rifaximin use) will be randomized 1:1 to receive either 53.8 grams per day of AXA1665 or a matched placebo in three divided doses for 24 weeks, with a four-week safety follow-up period.
The Clinical Trial’s primary endpoint will assess the proportion of patients with a ≥2-point increase in the psychometric hepatic encephalopathy score (PHES) after the 24-week treatment period. Key secondary endpoints will focus on the proportion of patients experiencing an OHE breakthrough event and time to first OHE breakthrough event, including time to hospitalization. Other secondary endpoints include changes in physical function and patient-reported outcomes.
Future Pipeline Opportunities
Many EMMs, including amino acids, are well established agents used to support health. Single EMMs and simple EMM combinations are already approved as treatments for sickle cell disease, dyslipidemia, inborn errors of metabolism and other conditions. We believe EMM compositions have the potential to address a variety of diseases and conditions, including areas related to metabolism, muscle atrophy, mitochondrial biology, neuroprotection, inflammation, and immunology. We intend to continue to target biologies and disease areas driven by regulation of metabolic pathways in which we can potentially leverage the vital role that EMMs play in regulating metabolic function.

Intellectual Property
We are establishing a broad, global intellectual property portfolio for our technology and have already received 9 issued U.S. patents, including both composition of matter and method of use claims. This is notable considering the speed of our development model and establishes a foundation for the large number of submitted applications for our pipeline (277 patents pending worldwide as of December 31, 2021). Our matrixed approach to IP is inclusive of trade secrets and trademarks and encompasses our product candidates (various constituents and amounts); indications; the development platform; manufacturing processes and technologies; and formulations. In our patents for compositions and methods of use, we seek claims of broad and narrow scope. For instance, some claims cover any composition containing a minimum of specified EMMs with activity, while other claims expressly cover specific product candidates by naming all the EMMs present.
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
As of December 31, 2021, our patent portfolio consisted of 21 patent families, 9 granted U.S. patents and 277 worldwide patents pending. To date, all of our patent rights are owned by us. Our objective is to continue to expand our portfolio of patents and patent applications to protect our product candidates and certain aspects of our development platform, manufacturing processes, formulations, and insights into amounts, uses, and features of our EMM compositions.
In addition, we own a portfolio of legacy patents and patent applications related to recombinant proteins for nutrition and therapeutics, including 11 granted U.S. patents and 3 pending U.S. patent applications, and 7 granted foreign patents and 7 pending foreign patent applications.
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
Compositions and Methods for Treatment of Long COVID (Post-Acute Sequelae of COVID-19)
Our patents on compositions of matter covering AXA1125 include its use in a Long COVID indication. Currently, patent rights relating specifically to Long COVID and related conditions include 2 U.S. provisional patent applications. We would expect any granted patent based on this portfolio to expire in 2042, excluding any patent term adjustments or extensions.
Compositions and Methods for NAFLD/NASH
Our patent applications cover a class of compositions for fatty liver disease, including our drug product candidate AXA1125. Currently, patent rights relating to AXA1125 and related compositions and their uses in fatty liver disease include 4 granted U.S. patents, 1 U.S. patent application, and over 40 foreign national patent applications. We expect any granted patent based on this family to expire in 2037, excluding any patent term adjustments or extensions.
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
Compositions and Methods for Blood and Sickle Cell Disease
Our patent applications cover a class of compositions for blood health and sickle cell disease. Currently, this family of applications includes 1 granted U.S. patent, 1 U.S. patent application and over 35 foreign national patent applications. We expect any granted patent based on this family to expire in 2039, excluding any patent term adjustments or extensions.
A second family of applications directed more specifically to related compositions and uses currently includes 1 PCT patent application. We expect the patent applications in this second family, if issued, to expire in 2040, without taking into account any patent term adjustments or extensions we may obtain.
Compositions and Methods for Acute Muscle Atrophy
Our patent applications cover a class of compositions for muscle atrophy. Currently, patent rights relating to muscle atrophy include 1 U.S. patent application and over 35 foreign national patent applications. We expect any granted patent based on this family to expire in 2037, excluding any patent term adjustments or extensions.

A second family of applications directed to unique features and uses of related compositions currently includes 2 granted U.S. patents, 1 U.S. patent application, and 6 foreign national patent applications. We expect the patent applications in this second family, if issued, to expire in 2039, without taking into account any patent term adjustments or extensions we may obtain.
Compositions and Methods for Treatment of Traumatic Brain Injury and Stroke
Our patent applications cover a class of compositions for traumatic brain injury and stroke. Currently, patent rights relating to traumatic brain injury include 2 U.S. patent application and over 20 foreign national patent applications. We expect any granted patent based on this portfolio to expire in 2038, excluding any patent term adjustments or extensions.
Additional AXA Combination-Related Patents
Our patent applications cover combinations of particular product candidates and EMM combinations with particular NAFLD/NASH drugs and drug candidates, and some novel EMM compositions. Currently, related patent rights include 2 PCT patent applications. We expect the patent applications in this portfolio, if issued, to expire in 2040 and 2041, without taking into account any patent term adjustments or extensions we may obtain.
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
•taste formulations (currently 1 allowed U.S. patent application, 1 pending U.S. patent application and 18 foreign national patent applications); and
•unique formulations of candidate compositions (1 U.S. patent application, 1 PCT patent application, and 2 foreign national patent applications).
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

Regulatory Exclusivity
Under certain circumstances, approval of a drug product by a health authority will result in a period of data exclusivity and/or market exclusivity (together considered as regulatory exclusivity) for the product. Data exclusivity means that no party can file for approval of a drug product based on the original drug approval application data. Market exclusivity (such as orphan drug exclusivity) means that the health authority may not be permitted to give final approval to a drug product for a defined period of time, absent certain conditions. In the United States, five-year data exclusivity is only available upon initial approval of a new chemical entity (NCE), which may not apply to some EMM product compositions. Moreover, if an abbreviated new drug application (ANDA) or 505(b)(2) application is filed with a “Paragraph IV certification” referencing a product protected by NCE exclusivity and Orange Book-listed patent(s), FDA may accept such application for filing four years after the reference product’s approval rather than five years. A new drug application with a Paragraph IV certification provides an opportunity for initiating patent litigation, and FDA cannot grant final approval of the application until the earlier of resolution of the patent litigation in the applicant’s favor or 30 months from the Paragraph IV notice date. Three-year market exclusivity may also be granted upon approval of applications (including supplements) containing the results of new clinical investigations (other than bioavailability studies), conducted by the applicant and essential to the FDA’s approval of new versions or conditions of use of previously approved drugs, such as new indications, delivery mechanisms, dosage forms, strengths, or other conditions of use. However, the scope of such exclusivity is generally limited to the particular basis of the approval (e.g., the new indication or dosage form). In the EU, the period of regulatory exclusivity for a drug product approved based on a full stand-alone dossier consisting of quality, pre-clinical and clinical trial data is 10 years, which consists of eight years of data exclusivity which prevent generic applicants from referencing the innovator's data when applying for market authorization and two additional years of market exclusivity where the generic product (even if approved) cannot be marketed until the full 10-year exclusivity or protection period has expired. This 10-year of exclusivity or protection period can be cumulatively extended to 11 years even during the first eight years of the protection/exclusivity period, the marketing authorization holder has obtained approval of one or more new therapeutic indications that are held to bring about a significant benefit as compared with existing therapies. We believe that our products, if approved, should be entitled to the full 10 years of regulatory data exclusivity in Europe. Orphan drug exclusivity in the U.S. is seven years. See “Orphan Drug Designation” for further information. Conducting a pediatric study in response to, and in compliance with the conditions of, a written request from FDA extends every form of existing regulatory exclusivity as well as patents by 6 months in the U.S. provided that the data is submitted in a timely manner. For orphan indications, the product is eligible for a period of 10 years of orphan market exclusivity in the EU, during which the EU regulatory authorities are not permitted to accept an application for or approve a "similar medicinal product" in relation to the approved orphan indication. This period can be extended to a maximum of 12 years if the marketing authorization holder has conducted and provided data in compliance with an agreed pediatric investigation plan and has not secured an SPC on the basis of the product approval. Orphan drug exclusivity in Japan is 10 years.
Trademark Protection
As of December 31, 2021, our trademark portfolio contains more than 50 registrations and pending applications. We have trademarks in over 18 countries, including the European Union. For the marks AXCELLA and the Axcella LOGO, we have International Registrations designating China, the European Union, India, Japan and Russia. In the United States we have registrations for the Axcella LOGO and AXCELLA marks, and pending applications for the AXCELLA HEALTH mark.

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
Any product candidates that we decide to develop as drug candidates under INDs will be manufactured at a well-known contract manufacturing organization (CMO) under pharmaceutical current Good Manufacturing Practices (cGMPs) to produce the dry powder forms in sealed foil sachets. Chemical and microbiological testing of product candidates will be performed by this same CMO per defined product specifications and Certificate of Analysis will be issued for each batch. Chemical and microbiological testing will be performed using validated test methods. We believe these processing steps enable us to readily provide high quality Clinical Trial Material, or CTM, product to support multiple Clinical Trials conducted under INDs and that are readily scalable to support commercial drug product requirements, if any of our product candidates regulated as drugs receive regulatory approval.
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
None of our product candidates have been approved by the FDA for marketing as a drug in the United States. In the United States, the FDA regulates drug products as well as non-drug products under the Federal Food, Drug and Cosmetic Act, or the FD&C Act, as amended, its implementing regulations and other laws. The FDA regulates, among other things, the research, development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution and import and export, of these products.
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
•satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
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
The testing and approval process requires substantial time, effort and financial resources.
Regulation of Drug Product Candidates and Drugs
Preclinical and Clinical Trials
Once a product candidate is identified for development as a drug, it generally enters the preclinical testing stage. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to evaluate the potential for adverse events, which must be conducted in accordance with federal regulations and requirements, including GLP requirements. The results of the preclinical studies, together with manufacturing information and analytical data as well as the results of our Clinical Studies, would be submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans for a therapeutic indication and must become effective before human Clinical Trials for such purpose may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the Clinical Trial, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the Clinical Trial can begin. Submission of an IND does not ensure that FDA will allow Clinical Trials to commence at all or on the terms originally specified in the IND. A separate submission to an existing IND must also be made for each successive Clinical Trial conducted during product development, and the FDA must grant permission, either explicitly or implicitly by not objecting, and IRB approval(s) must be obtained before each Clinical Trial can begin.

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
If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity during which the FDA may not approve any other applications to market the same therapeutic agent for the same indication, except in limited circumstances, such as a subsequent product’s showing of clinical superiority over the product with orphan exclusivity or where the original applicant cannot produce sufficient quantities of product. Competitors, however, may receive approval of different therapeutic agents for the indication for which the orphan product has exclusivity or obtain approval for the same therapeutic agent for a different indication than that for which the orphan product has exclusivity. Orphan product exclusivity could block the approval of one of our products for seven years if a competitor obtains approval for the same therapeutic agent for the same indication before we do, unless we are able to demonstrate that our product is clinically superior. Clinically superior means that a drug is shown to provide a significant therapeutic advantage over and above that provided by an approved drug that is otherwise the same drug in one or more of the following ways: greater effectiveness than the approved drug, greater safety in a substantial portion of the target populations, and in unusual cases, where neither greater safety nor greater effectiveness has been shown, a demonstration that the drug otherwise makes a major contribution to patient care. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. Further, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
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
Accelerated approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. The FDA may withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, unless otherwise informed by the FDA, the FDA currently requires, as a condition for accelerated approval, that all advertising and promotional materials that are intended for dissemination or publication within 120 days following marketing approval be submitted to the FDA for review during the pre-approval review period, and that after 120 days following marketing approval, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.
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
U.S. Marketing Approval for Drugs
Assuming successful completion of the required clinical testing of our product candidates for drug uses, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls, and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. An NDA is a request for approval to market a new drug for one or more specified indications and must contain proof of the drug’s safety and efficacy. The marketing application may include both negative and ambiguous results of preclinical studies and Clinical Trials, as well as positive findings. Data may come from company-sponsored Clinical Trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of an NDA must be obtained before a drug may be marketed in the United States. Under the Prescription Drug User Fee Act guidelines that are currently in effect, the FDA has a goal of ten months from the 60-day filing date for a standard NDA, for a new molecular entity to review and act on the submission.

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
The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged, or held meets standards designed to assure the product’s continued safety, quality and purity.
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
Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are compliant with cGMP requirements and adequate to assure consistent production of the Sponsor product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more Clinical Trial sites and/or the Clinical Trial sponsor to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.
After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and Clinical Trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met to secure final approval of the NDA and may require additional clinical or preclinical testing for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, depending on the specific risk(s) to be addressed it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase IV Clinical Trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.
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
In addition, drug manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our contract manufacturers. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution.
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
•The Anti-Kickback Statute prohibits for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer, provide or pay any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward referrals, including the purchase, recommendation, order, arrangement or prescription of a good or service, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. Violations of this law are punishable by imprisonment, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other. In addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or federal civil money penalties statute.

•Federal civil and criminal false claims laws, and civil monetary penalty laws including the federal False Claims Act, which imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented false, fictitious, or fraudulent claims for payment by a federal healthcare program; or knowingly making a false statement or record material to payment of a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly and improperly avoiding, decreasing or knowingly concealing an obligation to pay money to the federal government. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, with respect to drug products, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product, or promoting a product off-label. Claims that include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act. Any future marketing and activities relating to the reporting of wholesaler or estimated retail prices for drug products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this law.
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, including the Final Omnibus Rules published January 2013, imposes, among other things, specified requirements on covered entities and their business associates relating to the privacy, security and transmission of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
•The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for information related to certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.
•Federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs.

•Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers
•Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor. These laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies implement compliance to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures and pricing information. State and foreign laws also govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts. Data privacy and security laws and regulations in foreign jurisdictions may also be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018).
Current and Future Healthcare Reform Legislation
In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system. In particular, in 2010 the ACA was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.
Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

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
In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:
•On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.
•On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
•On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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
The failure to comply with any of these laws or regulatory requirements subjects companies to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, exclusion from federal healthcare programs, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, relabeling or repackaging, or refusal to allow a company to enter into supply contracts, including government contracts. Any claim or action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on marketing, sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.
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
We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.
In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

Foreign Regulations
In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. For example, we were subject to MHRA regulations for approval of our clinical trial of AXA1125 in Long COVID. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the 27-Member States of the European Union, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.
Under EU regulatory systems, a company may submit marketing authorization applications either under a centralized procedure or one of the procedures administered by the competent authorities in the EU Member States (e.g. the decentralized or mutual recognition procedures). The centralized procedure, which is compulsory for medicinal products produced by biotechnology processes, advanced-therapy medicines (i.e. gene-therapy, somatic cell-therapy or tissue-engineered medicines); designated orphan medicinal products or those medicinal products containing new active substances for specific indications, namely the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases and auto-immune and other immune dysfunctions. The centralized procedure is optional for products that contain a new active substance for any other indications, which are a significant therapeutic, scientific or technical innovation and whose authorization would be in the interest of public health in the European Union. Under the centralized procedure, a marketing authorization application is submitted to the EMA where it will be evaluated by the Committee for Medicinal Products for Human Use (CHMP). A favorable opinion by the EMA typically results in the grant by the European Commission of a single marketing authorization that is valid across all EU Member States, and the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway), within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. The decentralized procedure provides for approval by one or more “concerned” Member States based on an assessment of an application performed by one Member State, known as the “reference” Member State. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference Member State and concerned Member States. The reference Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference Member State’s assessment report, each concerned Member State must decide whether to approve the assessment report and related materials. If a Member State does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all Member States involved. Where a product has already received a marketing authorization in one Member State, another Member State can recognize that marketing authorization under the mutual recognition procedure.

When conducting clinical trials in the EU, we must adhere to the provisions of the EU Clinical Trials Regulation. This requires among other things, that the prior authorization of an independent Ethics Committee and the submission and approval of a clinical trial authorization application be obtained in each Member State before commencing a clinical trial in that Member State. In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on 31 January 2022. It overhauls the current system of approvals for clinical trials in the EU. Specifically, the new Regulation, which is directly applicable in all Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. The main characteristics of the new Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all European Union Member States in which an application for authorization of a clinical trial has been submitted (Concerned Member States) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Concerned Member State. Strict deadlines have also been established for the assessment of clinical trial applications.
As in the United States, it may be possible in foreign countries to obtain a period of market and/or data exclusivity that would have the effect of postponing the entry into the marketplace of a competitor’s generic or biosimilar product. For example, in the EU, if any of our products receive marketing authorization, we expect that we will benefit from eight years of data exclusivity and an additional two years of marketing exclusivity. An additional one-year extension of marketing exclusivity is possible if, during the data exclusivity period, we obtain an authorization for one or more new therapeutic indications that is deemed to bring a significant clinical benefit compared to existing therapies. The data exclusivity period begins on the date of the product’s first marketing authorization in the EU and prevents generic or biosimilar applicant from referencing the innovator’s pharmacological, toxicological and clinical data for a period of eight years to apply for a generic or biosimilar marketing authorization. After eight years, a biosimilar marketing authorization application may be submitted and the sponsoring companies may rely on the marketing authorization holder’s data, but the product cannot be marketed until the expiry of the two-year market exclusivity period.
As in the United States, a sponsor may apply for designation of a product as an orphan medicinal product for the treatment of a specific indication in the EU before the application for marketing authorization is made. A product can be designated as an orphan product in the EU if its sponsor can establish: (1) that the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) the prevalence of the condition is not more than five in ten thousand persons in the EU when the application is made, or (ii) without incentives it is unlikely that the marketing of the product in the EU would generate sufficient return to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the EU or, if such method exists, the product has to be of a significant benefit compared to products available for the condition. Orphan medicinal products in the EU enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication, except for in limited circumstances such as if another applicant can show that its product is safer, more effective or otherwise clinically superior to the authorized orphan-designated product.
The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.

On June 23, 2016, the electorate in the UK voted in favor of leaving the EU, commonly referred to as Brexit, and the UK formally left the EU on January 31, 2020. The transition period during which EU pharmaceutical law remained applicable to the UK ended on December 31, 2020. The EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of Good Manufacturing Practice, or GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns with EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. For example, the UK clinical trials legislation is currently based on the now repealed EU Clinical Trials Directive. The extent to which the regulation of clinical trials in the United Kingdom will mirror the new EU Clinical Trials Regulation that has come into effect is not yet known, however the MHRA has opened a consultation on a set of proposals designed to improve and strengthen the United Kingdom clinical trials legislation. Such consultation is open until 14 March 2022. Currently, in order to conduct a clinical trial of a medicinal product in the UK, a clinical trial authorization application must be submitted to and approved by the MHRA. The application must also be approved by an independent ethics committee. The sponsor of a clinical trial in the UK must be established in the UK or the European Economic Area or, if this is not the case, the sponsor must have a legal representative who is so established.
As a result of the Northern Ireland Protocol, centralized EU marketing authorizations will continue to be recognized in Northern Ireland. A separate marketing authorization is, however, required in order to place medicinal products on the market in Great Britain. On January 1, 2021, all medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations. For a period of two years from January 1, 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. This is known as the EC Decision Reliance Procedure, or ECDRP. Under the ECDRP, submission of a marketing authorization application can be submitted to the MHRA at any time after the approval of an EU marketing authorization, however a delay in submission may affect the delivery of a decision within the specified timelines. Where a submission is made within five days of a positive opinion issued by the CHMP, the MHRA will aim to determine the Great Britain marketing authorization as soon as possible after European Commission approval, and by day 67 at the latest provided that the European Commission decision has been received.
The MHRA also offers a 150-day assessment timeline for all high-quality applications for a UK, Great Britain or Northern Ireland marketing authorization. The 150-day timeline does not include a “clock-off” period which may occur if issues arise or points require clarification following an initial assessment of the application. Such issues should be addressed within a 60-day period, although extensions may be granted in exceptional cases.
Competition
The healthcare industry is characterized by intense competition and rapid innovation. Our potential competitors include major multinational pharmaceutical, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions.

There are additional companies that are working on modulating specific metabolic pathways involved in various health and disease conditions. Although we are not aware of any company creating products targeting metabolic multifactorial activity for the same indications and targets as us, Entrinsic Biosciences, Inc. is developing amino acid combinations to treat gastrointestinal disorders and other conditions associated with dysfunctional transport membrane proteins. Companies with clinical programs that could compete with our current pipeline of product candidates include 89bio, Inc., AgelessRx, AIM ImmunoTech, Akero Therapeutics, Inc., Bausch Health, Bristol-Myers Squibb Co., Esperion Therapeutics, Inc., Genfit SA, Gilead Sciences, Inc., Intercept Pharmaceuticals, Inc., Kaleido Biosciences, Inc., Madrigal Pharmaceuticals, Inc., Mallinckrodt plc, Novartis AG, OrganiCell, Resolve Therapeutics, Scholar Rock Holding Corporation, and Viking Therapeutics, Inc., among others.
Human Capital
Our employees are among our most important assets and are key to achieving our goals and expectations. Our human capital resource priorities and competitive equity and cash compensation and benefits programs focus on attracting, recruiting, retaining and incentivizing existing and new employees. We consider our human capital resources strategy to be comprehensive, and we foster strong relationships with and among our employees through ongoing efforts such as employee surveys, training and development programs, regular townhalls, social interactions, and other programs built around our core values: ownership, determination, collaboration, and learning. We plan to continue to evolve and add to our suite of human capital resources as we grow.
As of December 31, 2021, we had 59 full-time employees, 40 of which were engaged in research and development activities and 19 of which were engaged in business development, finance, information systems, facilities, human resources, legal functions, or administrative support. More than half of our employees as of December 31, 2021 had obtained Ph.D. or M.D. degrees and most of our employees were based in Cambridge, MA. No employees were represented by labor unions or subject to collective bargaining agreements. We also engage consultants and temporary workers when needed. We consider our employee relations to be good.
Inclusion & Diversity
We are committed to developing policies that promote awareness and behaviors to ensure fair treatment and equality of opportunity, building a culture of diversity and inclusion, and proactively addressing inequality. In line with our core value of collaboration as noted above, we strive to foster an inclusive culture and actively seek diverse perspectives as we believe diverse experiences and expertise enriches our way of thinking and is essential to achieving our goals. This includes policies and practices that uphold these principles throughout the sourcing, hiring, compensation and assessment of candidates and the retention of our employees. As an example of this commitment, we have joined the MassBio Open Letter 2.0 CEO Pledge for a More Equitable and Inclusive Life Sciences Industry.
Addressing pay equity is important to us. In making compensation decisions, our policy is to not consider race; color; creed; religion; national origin; age; ancestry; nationality; marital, domestic partnership or civil union status; sex, gender, gender identity or expression; affectional or sexual orientation; disability; veteran or military status or liability for military status. We include pay equity as a component during our bi-annual review of all employee compensation plans.
As of December 31, 2021:
•49% of our workforce was female.
•38% of our workforce was ethnically or racially diverse.
•60% of our Executive Committee members were female.

Compensation & Benefits
Our compensation philosophy is to pay at the fiftieth percentile for most roles. Our compensation package is comprised of three components: base pay, incentive pay and equity awards. For the base pay cash components, we review all salaries twice annually and make adjustments as needed to maintain our position against the market by role. In addition to base pay, all employees are eligible for an annual bonus with amounts determined by a bonus target defined by the level of the role. The third pay component is equity, which is generally granted in the form of stock options that vest over time and is used to incrementally incentivize our employees. Additionally, we offer a competitive benefits package to all of our full-time and part-time (20+ hours/week) employees.
COVID Response
In response to the COVID-19 pandemic and as part of our commitment to ensure the safety and well-being of our employees, we activated our applicable business continuity plans, including creating an employee committee under our human resources function to recommend and implement policies consistent with U.S. Government, Massachusetts, City of Cambridge, and industry standard regulations and guidance. In addition, our management, human resource, and legal professionals participated in function networks around the COVID-19 response.
From mid-March 2020 until early 2022, the vast majority of our employees were working exclusively from home. We recently reopened our office in a hybrid working environment in which employees are able to work in the office and from home. We have put appropriate safety measures in place, including implementing occupancy limits, restricting business travel, providing and requiring the use of personal protective equipment, daily health screening, cleaning and visitor protocols, and easy access to COVID-19 testing. Our measures have been effective to date, and we have had no known infections from exposure at our workplace.
Facilities
We lease a facility containing 19,200 square feet of laboratory and office space, which is located at 840 Memorial Drive, Cambridge, Massachusetts. The lease expires in April 2024, subject to an option to extend the lease for an additional three years.
Our Corporate Information
We were incorporated under the laws of the state of Delaware in August 2008 under the name Newco LS16, Inc. Our principal executive offices are located at 840 Memorial Drive, Cambridge, Massachusetts. Our telephone number is 857 320-2200, and our website is located at www.axcellatx.com. References to our website are inactive textual references only and the content of our website should not be deemed incorporated by reference into this Annual Report on Form 10-K.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website located at www.axcellatx.com as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the "SEC").
The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. The SEC's Internet website address is http://www.sec.gov.

A copy of our Corporate Governance Guidelines, Code of Conduct and Business Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website, www.axcellatx.com, under "Investors and News".

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
We are a biotechnology company with a limited operating history. Investment in product development in the healthcare industry, including of biotechnology products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate an adequate effect or an acceptable safety profile, gain regulatory approval and/or become commercially viable. At this time, we are pursuing development of AXA1665 and AXA1125 in Clinical Trials under INDs for the reduction in risk of recurrent OHE and for the treatment of NASH, respectively. Additionally, we initiated a Clinical Trial of AXA1125 for the treatment of Long COVID under a CTA in December 2021. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2008. Our net loss was $64.6 million for the year ended December 31, 2021 and $56.5 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $337.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates in Clinical Studies, Clinical Trials for any product candidate we elect to develop as a drug product candidate under an IND or non-U.S. equivalent and as we seek regulatory approvals, as necessary, for and commercialize our product candidates, if approved. We anticipate that our expenses will increase substantially if, and as, we:
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
•continue to develop our current product candidates as well as additional product candidates;
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
To become and remain profitable, we or any potential future collaborator must develop and eventually commercialize products with significant market potential at an adequate profit margin after cost of goods sold and other expenses. This will require us to be successful in a range of challenging activities, including, but not limited to: completing preclinical studies, Clinical Studies and Clinical Trials for any product candidate we elect to develop as a drug product candidate under an IND or non-U.S. equivalent; obtaining marketing approval or identifying alternate regulatory pathways for product candidates; manufacturing, marketing and selling products for which we may obtain marketing approval; or successfully satisfying any pre- or post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company, which could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business, which may be significant. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
Substantial doubt exists as to our ability to continue as a going concern.
As of December 31, 2021, we had cash, cash equivalents and marketable securities of $55.0 million, and an accumulated deficit of $337.2 million. We believe that we will require additional working capital to fund our planned operations through a full 12 months from the issuance date of this Annual Report on Form 10-K. In March 2022, we sold common stock through a registered direct offering for net proceeds of approximately $24.9 million after deducting estimated offering expenses payable by us. Additional funding will be necessary beyond this point to continue to fund our research and development activities. Our plans to alleviate our financing requirements include, among other things, pursuing the sale of our common stock and funding through the establishment of a collaboration(s) with a potential partner(s) to further advance our product pipeline, none of which can be guaranteed or are entirely within our control. If we are unable to alleviate our financing requirements via these means, we could be forced to discontinue some of our operations or develop and implement a plan to further extend payables, reduce overhead or scale back our current operating plan until sufficient additional capital is raised to support further operations. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern, and; therefore, it may be more difficult for us to attract investors. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations.

We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete development and commercialization of our product candidates.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts for our current and future programs: to conduct further research and development, preclinical studies, Clinical Studies and/or Clinical Trials for any product candidates we elect to develop as a drug product candidate under an IND or non-U.S. equivalent; to validate the manufacturing process and specifications for our product candidates; to seek regulatory approvals for or identify alternate regulatory pathways to market for our product candidates; and to launch and commercialize any products for which we receive regulatory approval or identify an alternate regulatory pathway to market, including potentially building our own commercial organization. As of December 31, 2021, we had $55.0 million of cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities balance is not sufficient to fund our operating expenses, capital expenditure requirements and New Loan and Security Agreement obligations through at least the next 12 months following the filing date of this Annual Report on Form 10-K. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from our expectations, and we will in any event require additional capital in order to complete clinical development of any of our current product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
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
We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product revenue or, if we were to enter into third-party agreements, sufficient royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible into or exchangeable for common stock, your ownership interest will be diluted. If we raise additional capital through debt financing, we would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring or licensing intellectual property rights. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline, causing you to lose all or part of your investment.

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
The healthcare industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other drug or non-drug products that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical, established biotechnology companies, specialty pharmaceutical companies and universities, nutritional foods companies, and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel drugs or to in-license novel drugs that could make any product candidate that we develop as a drug product candidate obsolete. Mergers and acquisitions in the healthcare industry may result in even more resources being concentrated amongst our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on exclusive non-drug products that are safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products.

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
In addition, there are additional companies that are working on modulating specific metabolic pathways involved in various health and disease conditions. Although we are not aware of any company creating products targeting metabolic multifactorial activity for the same indications and targets as us, Entrinsic Biosciences, Inc. is developing amino acid combinations to treat gastrointestinal disorders and other conditions associated with dysfunctional transport membrane proteins. Companies with clinical programs that could compete with our current pipeline of product candidates include 89bio, Inc., Ageless Rx, AIM ImmunoTech, Akero Therapeutics, Inc., Bausch Health, Bristol-Myers Squibb Co., Esperion Therapeutics, Inc., Genfit SA, Gilead Sciences, Inc., Intercept Pharmaceuticals, Inc., Kaleido Biosciences, Inc., Madrigal Pharmaceuticals, Inc., Mallinckrodt plc, Novartis AG, OrganiCell, Resolve Therapeutics, Scholar Rock Holding Corporation, and Viking Therapeutics, Inc., among others.
Even if we obtain regulatory approval to market our product candidates as drugs or are successful in identifying alternate regulatory pathways to market our product candidates under regulations that would apply to non-drug products, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of consumers to accept of our product candidates and choose them over other competitive products on the market or, for product candidates we develop as drugs, of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances.
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
Employment of our key employees is at-will, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

COVID-19 may materially and adversely affect our business and our financial results.
The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, supply chain disruptions, business shutdowns and clinical site closures to non-essential care and clinical trials. For example, our AXA1957-002 Clinical Study was temporarily suspended in March 2020 due to COVID-19’s impact on our Clinical Study sites. Subsequently, based on positive data in our AXA1125-003 Clinical Study announced on May 6, 2020, we decided against reinitiating our AXA1957-002 Clinical Study and to move forward with AXA1125 as our NASH product candidate for both adult and pediatric patients. Although we cannot presently predict the full scope and severity of COVID-19, these developments and measures could materially and adversely affect our business, our results of operation and financial condition. Furthermore, the COVID-19 pandemic may adversely impact our ability to complete our Clinical Trial of AXA1665 and our ongoing and planned Clinical Trials of AXA1125 in a timely manner or at all due to patient or principal investigator recruitment or availability challenges, Clinical Trial site shutdowns or other interruptions. Additionally, we may also experience potential limitations on the quality, completeness and interpretability of data we are able to collect. For instance, on May 7, 2020, a subject death was reported as a result of COVID-19 by one of our principal investigators in our AXA1665-002 Clinical Study. This serious adverse event and any others that may result from COVID-19 may impact the quality, completeness and interpretability of the data that we were able to collect. The supply chain disruptions that resulted from COVID-19-related manufacturing shutdowns, global transportation changes, and loss of workers in key industries could affect access to raw materials and operations for manufacturing our product candidates, and distribution of product candidates to clinical sites or for commercialization. In addition, as a result of the COVID-19 pandemic, we or our key third-party service providers may be not able to complete key program and product development milestones on time or at all; quarantines, shelter-in-place and similar government orders may impact personnel at third-party manufacturing facilities that negatively impact the availability or cost of materials used in our product candidates; market volatility and conditions may limit our ability to raise additional capital to finance our business plans on attractive terms or at all; our business continuity plans may not be effective at limiting operational disruptions or delays; we may suffer negative impacts to operations that may be vulnerable as a result of government or company measures taken to control the spread of COVID-19; potential shutdowns of government agencies such as the SEC or FDA may limit our ability to raise capital and negatively impact our product development timelines; the passage of new legislation may increase our operating costs or limit our operations, such as the Families First Coronavirus Response Act; we may suffer negative consequences due to vulnerabilities that emerge as a result of our limited operations, such as a cybersecurity incident; or one of our key executives, scientists or other personnel may become incapacitated by COVID-19.
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
As an organization, we have not yet completed any Clinical Trials. We completed our AXA1125-003 Clinical Study in 2020 and initiated a Phase 2b Clinical Trial of AXA1125 in the second quarter of 2021, in which we are enrolling patients with NASH. We also initiated a Phase 2a Clinical Trial of AXA1125 for the treatment of Long COVID in December 2021. Additionally, we completed our AXA1665-002 Clinical Study in 2020 and initiated a Phase 2 Clinical Trial of AXA1665 in the second quarter of 2021, in which we are enrolling patients who have experienced at least one prior OHE episode.

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
Our limited operating history may make it difficult to evaluate our technology and industry and predict our future performance. Specifically, to date, we have conducted Clinical Studies for our product candidates to evaluate safety and tolerability and impact on normal structure and function only in healthy subjects or subjects with certain disease conditions. For product candidates we develop under an IND or non-U.S. equivalent with patient populations reflecting the desired indication for such product candidate, the physiological structure and function data we observed in our Clinical Studies for such product candidate may not be replicated in or be consistent with results from Clinical Trials and such product candidate may not meet therapeutic efficacy endpoints in Clinical Trials. For instance, while we previously announced positive top-line data in both our (i) AXA1125-003 Clinical Study, including reductions in liver fat content and markers of fibroinflammation and (ii) AXA1665-002 Clinical Study, including a balancing of plasma amino acids, stabilizing ammonia levels and an improvement in measures of muscle function and neurocognition, such results may not be replicated in Clinical Trials.
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
In addition, as an early-stage company, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances, which may be significant. Given the recent initiation of our first Clinical Trials for AXA1665 for the reduction in risk of recurrent OHE and AXA1125 for the treatment of NASH and for the treatment of Long COVID, we will need to transition from a company that has undertaken relatively small, early-stage Clinical Studies to a company capable of completing larger scale, global, late-stage Clinical Trials and, if successful, commercial activities. We may not be successful in such transitions.
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
We are developing our product candidates with our development platform to reprogram metabolism and maintain and restore metabolic health and have decided to pursue development of some of our product candidates as potential therapeutics under INDs or non-U.S. equivalents. However, our development platform has not yet led, and may never lead, to marketable drug or non-drug products. We are developing our initial product candidates for liver conditions and Long COVID. We may have problems applying our technologies to these and other future target areas, and our product candidates may not demonstrate a comparable ability in supporting or maintaining health or treating disease, where applicable. Even if we are successful in identifying additional product candidates, they may not be suitable for clinical development as a result of limited efficacy, unacceptable safety profiles or other characteristics that indicate that they are unlikely to be products that will receive marketing approval or achieve market acceptance. The success of our product candidates will depend on several factors, including the following:
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
We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2021, we had U.S. federal and state net operating loss, or NOL, carryforwards of $302.2 million and $294.3 million, respectively. These amounts begin to expire in 2030. The federal net operating losses generated in 2018 and 2019 can be carried forward indefinitely. As of December 31, 2021, we also had U.S. federal and state research and development tax credit carryforwards of $8.6 million and $2.9 million, respectively, both of which expire at various dates through 2041. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively.

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
Unstable market and economic and political conditions may have serious adverse consequences on our business, financial condition and stock price.
As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. In addition, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that may be initiated by nations including the U.S., the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. There can be no assurance that future volatility, disruption or deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets continue to be volatile or are disrupted or deteriorate, including as a result of COVID-19 or the military conflict between Russia and Ukraine, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.
As of December 31, 2021, we had cash, cash equivalents and marketable securities of $55.0 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents and marketable securities since December 31, 2021, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

In prior or future studies or trials of our product candidates, we may have or will expressly or implicitly characterize or classify such candidates as encompassed within a specific regulatory scheme (e.g., as foods or dietary supplements). Regulatory authorities may not agree with the regulatory classification of the product candidates used in our Clinical Studies or any subsequent classification of such candidates prior to commercialization. To date, we have submitted and the FDA has cleared an IND for our Phase 2 Clinical Trial of AXA1665, which we initiated in the second quarter of 2021. Additionally, we have submitted and the FDA has cleared an IND for our Phase 2b Clinical Trial of AXA1125, which we initiated in the second quarter of 2021. We have also submitted and the United Kingdom’s MHRA has accepted a CTA for our Phase 2a Clinical Trial of AXA1125, which we initiated in December 2021. We have not discussed the development of our other product candidates evaluated in Clinical Studies or our utilization of specific regulatory pathways for our other product candidates with the FDA or comparable foreign regulatory authorities and any such regulator may not agree with our current activities or future approach or plans for further development. The FDA may determine that our product candidates are not safe or appropriate for use in Clinical Studies or are not governed by food regulations and therefore may classify any of our product candidates as being ineligible for investigation in Clinical Studies without an IND. The FDA or other regulatory authorities may also take enforcement action, or otherwise delay or prevent further development or commercialization of our product candidates.
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
Obtaining and maintaining regulatory approval of our drug product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval or identifying a similar alternate regulatory pathway for our product candidates in other jurisdictions.
Obtaining and maintaining regulatory approval for drug product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval or identify and maintain an alternate regulatory pathway in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process or path to market in others. For example, even if the FDA grants marketing approval of a drug product candidate for therapeutic indications, comparable foreign regulatory authorities could take opposing positions and decline to approve the manufacturing, marketing and promotion of such product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States. Preclinical studies, Clinical Studies and Clinical Trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval and the approved price may not lead to profitability or acceptable margins.
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
Our product candidates and the activities associated with their development and commercialization as a drug product, including but not limited to their design, testing, manufacture, safety, efficacy, recordkeeping, packaging, labeling, storage, holding, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Before we can commercialize any of our product candidates as a drug, we must obtain marketing approval. We have not received approval to market any of our product candidates as drugs from regulatory authorities in any jurisdiction, and it is possible that none of our product candidates will ever obtain regulatory approval, where applicable, or meet other applicable regulatory requirements to reach the market.
We, as a company, have no experience in filing and supporting the applications necessary to gain regulatory approvals for drugs and expect to work with or rely on third-party CROs or regulatory consultants to assist us in this process. For example, the FDA and Federal Trade Commission, or FTC, require substantiating data or evidence for marketing claims and may require other regulatory submissions before they can be sold. With respect to drug product candidates, securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the drug candidate's safety and efficacy. If we fail to execute competently on these requirements, as applicable, our product candidates may never reach the market.
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
Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications.
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
The FDA and comparable foreign regulatory authorities such as the EMA have expressed interest in further regulating biotechnology products and product candidates such as ours. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in Clinical Studies or Clinical Trials of our product candidates or similar products conducted by others may cause the FDA or comparable foreign regulatory authorities to change the requirements for approval of any of our product candidates. The FDA or comparable foreign regulatory authorities may impose unexpected, onerous requirements on our products because they are composed of multiple amino acids, requiring a clinical demonstration of the functionality and contribution of each component of our product candidates. Such requirements may include additional studies or analyses. Similarly, the EMA and member states govern the development of product candidates as drugs in the European Union and member state regulatory bodies govern the development of product candidates under non-drug regulations and may issue new guidelines concerning the development and marketing authorization for our product candidates and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional Clinical Trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may, for our drug product candidates, result in a review and approval process that is longer than we otherwise would have expected and delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete Clinical Trials and commercialize our current and future product candidates in a timely manner, if at all.
The regulatory pathway for AXA1125 for treatment of patients with Long COVID is still evolving, and may result in unexpected or unforeseen challenges.
The speed at which parties are acting to create and test therapeutics and vaccines for COVID-19 is unusual. Evolving or changing plans or priorities within the FDA and comparable regulatory authorities, including those based on new knowledge of COVID-19, Long COVID and how these conditions affect the human body, may significantly affect the clinical and regulatory timelines for our product candidates. Results from ongoing clinical trials and discussions with regulatory authorities may raise new questions and require us to redesign proposed clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects. Any such developments could delay the development timeline for our product candidates and materially increase the cost of the development for such candidates.

A Fast Track designation by the FDA may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.
If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We have been granted Fast Track designation for AXA1125 for the treatment of NASH with liver fibrosis. We may seek Fast Track designation for other indications or for certain of our future product candidates, but there is no assurance that the FDA will grant this status to any of our other proposed product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.
Even if we receive regulatory approval of any drug product candidates, we will be subject to ongoing regulatory compliance obligations or continued regulatory review, which may result in significant additional expense. Additionally, any of our product candidates, if approved or commercialized, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
If any of our product candidates are approved for therapeutic indications, they will be subject to ongoing regulatory requirements for manufacturing, processing, labeling, packaging, storage, holding, testing, distribution, quality, safety, sale, marketing, advertising, promotion, sampling, record-keeping, export, import, conduct of post-marketing studies and submission of safety, efficacy or other post-market information. Such requirements may be imposed as federal and state requirements in the United States or by comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMP requirements as applicable to drug products and GCP requirements for any Clinical Trials that we conduct post-approval, if applicable.
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
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•product seizure or detention or refusal to permit the import or export of our product candidates; and
•injunctions or the imposition of civil or criminal penalties.
The FDA and FTC strictly regulate marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses for drugs, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Additionally, FDA and other regulatory authorities can take action against a company that makes misleading or inaccurate claims regarding efficacy and safety of an approved product. Non-drug products are prohibited from making any claims, whether express or implied, that the product is intended to "diagnose, mitigate, treat, cure or prevent disease," and doing so may subject a non-drug product to classification as a drug product and regulatory enforcement action. If the FDA or other regulatory agency determines that any of our product candidates make impermissible claims, we may be subject to any of the aforementioned consequences or other legal challenges that may have an adverse effect on our business and operations.

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
In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The success of our product candidates, if approved for therapeutic indications, depends on the availability of adequate coverage and reimbursement from third-party payors, including governmental healthcare programs, such as Medicare and Medicaid, commercial payors and health maintenance organizations. In addition, because our product candidates have the potential to represent a relatively new approach to the treatment of the diseases, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. See section entitled “Business – Regulation of Drug Product Candidates and Drugs – Coverage and Reimbursement.”
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
Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as those we are developing.
In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. Among policy-makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. See section entitled “Business – Regulation of Drug Product Candidates and Drugs – Current and Future Healthcare Reform Legislation.”
The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:
•the demand for any of our product candidates, if approved;
•the ability to set a price that we believe is fair for any of our product candidates, if approved;
•our ability to generate revenues and achieve or maintain profitability;
•the level of taxes that we are required to pay; and
•the availability of capital.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical and biologic products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.
Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.
We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.
For our drug product candidates, our relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the U.S., our operations may be directly, or indirectly through our future, potential customers and third-party payors, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act (“FCA”), and data privacy and physician sunshine laws and regulations. These laws or their relevant foreign counterparts may impact, among other things, our proposed sales, marketing, and education programs and our relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient privacy regulation by the federal government and the states in the U.S. as well as other jurisdictions. See section entitled “Business – Regulation of Drug Product Candidates and Drugs – Other Healthcare and Privacy Laws.”
The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.
The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming, costly, and can divert a company's attention from the business.

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

In addition, we may obtain health information from third parties (including research institutions from which we obtain Clinical Trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to civil, criminal and administrative penalties if we knowingly obtain, use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. HIPAA requires covered entities and business associates to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information and ensure the confidentiality, integrity and availability of electronic PHI. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims. The United States Office of Civil Rights may impose penalties on a covered entity for a failure to comply with a requirement of HIPAA. Penalties will vary significantly depending on factors such as the date of the violation, whether the covered entity knew or should have known of the failure to comply, or whether the covered entity’s failure to comply was due to willful neglect. These penalties include significant civil monetary penalties, criminal penalties and, in certain instances, imprisonment. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Furthermore, in the event of a breach as defined by HIPAA, the covered entity has specific reporting requirements under HIPAA regulations. In the event of a significant breach, the reporting requirements could include notification to the general public. Enforcement activity can result in reputational harm, and responses to such enforcement activity can consume significant internal resources. Additionally, if we are unable to properly protect the privacy and security of PHI, we could be found to have breached our contracts. Determining whether PHI has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and we cannot be sure how these regulations will be interpreted, enforced or applied to our operations.
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
We plan to conduct Clinical Trials in the European Union, which may subject us to additional privacy restrictions. The collection, use, storage, disclosure, transfer, and other processing of personal data, including health data in the European Union is governed by the provisions of the GDPR, which became effective on May 25, 2018. It imposes several requirements relating to the processing health and other sensitive data, the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data, implementation of safeguards to protect the security and confidentiality of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR introduces new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with these or new data protection rules. This may be onerous and adversely affect our business, financial condition, prospects and results of operations. In addition, further to the United Kingdom’s exit from the European Union on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into United Kingdom law (referred to as the ‘UK GDPR’). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the United Kingdom is regarded as a third country under the EU GDPR, the European Commission has now issued a decision recognizing the United Kingdom as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the United Kingdom remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The United Kingdom government has confirmed that personal data transfers from the United Kingdom to the European Economic Area remain free flowing.

European Union drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for any drug product candidate in the European Member States.
We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the European Union, the pricing of pharmaceutical products is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of product candidates. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.
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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, development platform and other technologies we may develop. We seek to protect our proprietary position by filing patent applications in the United States and abroad relating to our product candidates and development platform, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. As of December 31, 2021, we have 9 granted U.S. patents covering certain of our product candidates, and we have filed or intend to file patent applications on our product candidates, certain aspects of our development platform and other technology; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.
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

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time
Patents have a limited lifespan. In most countries, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest national filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, it is possible that patents protecting our product candidates might expire before or shortly after we commercialize those candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
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

The facilities used to manufacture our drug product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections that could be conducted before or will be conducted after we submit a marketing application to the FDA or other foreign regulatory agencies. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.
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

The manufacturing process for any drug product candidate is subject to the FDA and foreign regulatory authority approval process, and extensive oversight of manufacturing facilities and changes to manufacturing processes. Non-drug products that we may develop will also be subject to extensive legal and regulatory requirements, including those with respect to the manufacturing, packaging, labeling, holding, processing and distribution of such products under appropriate cGMPs, as indicated in other risk factor sections herein. As such, we will need to contract with manufacturers who can meet all applicable FDA, foreign or other regulatory authority requirements on an ongoing basis, including with respect to quality systems and standards. If we or our CMOs are unable to reliably produce products under conditions and to specifications acceptable to the Company and/or the FDA or comparable foreign regulatory authorities, we may not obtain or maintain the ability or, in the case of drugs, the requisite approvals to commercialize such products. There is no assurance that our CMOs will be able to manufacture the approved product to specifications acceptable to us, the FDA, comparable foreign regulatory authorities, even if we obtain regulatory approval for any of our product candidates for therapeutic indications, to produce product in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. In the case of product candidates for which a therapeutic pathway is pursued, any of these challenges could delay completion of Clinical Trials, require bridging Clinical Trials or the repetition of one or more Clinical Trials, increase Clinical Trial costs and delay approval of our product candidates. If any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.
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

In addition, the stock market in general, and the market for healthcare/biotechnology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. If the market price of our common stock does not increase, you may not realize any return on your investment in us and may lose some or all of your investment. Additionally, your ownership in our stock may be significantly diluted if we raise capital through equity issuances in private or public financings. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company's securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would harm our business, operating results or financial condition.
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
As of December 31, 2021, our executive officers, directors and their affiliates and 5% stockholders held, in the aggregate, approximately 73.5% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may feel are otherwise in their best interests.

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
Holders of Our Common Stock
As of March 1, 2022, there were approximately 27 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future. In addition, our ability to pay cash dividends is currently restricted by the terms of the Loan and Security Agreement with SLR Investment Corp., formerly known as Solar Capital Ltd., dated September 2, 2021 and future debt or other financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited in the foreseeable future to the appreciation of their stock.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 annual meeting of Stockholders, or the Proxy Statement, and is incorporated herein by reference.
Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any of our registered equity securities during the period covered by this Annual Report.
Item 6. Reserved
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
Overview
We are a clinical-stage biotechnology company focused on pioneering a new approach to treat complex diseases using compositions of endogenous metabolic modulators, or EMMs. Our product candidates are comprised of multiple EMMs that are engineered in distinct combinations and ratios with the goal of simultaneously impacting multiple biological pathways. Our pipeline includes lead therapeutic candidates for the treatment of non-alcoholic steatohepatitis, or NASH, for the treatment of Long COVID (also known as Post COVID-19 Condition and Post-Acute Sequelae of COVID-19, or “PASC”) associated fatigue, and for the reduction in risk of recurrent overt hepatic encephalopathy, or OHE.
Using our discovery platform, we have efficiently designed product candidates that are comprised of amino acids and their derivatives, which have a general history of safe use. The orally administered EMM compositions that we have tested clinically to date in our development model have shown the potential to generate multifactorial effects in our initial Clinical Studies.
To date, we have funded our operations with proceeds from the sale of preferred stock and common stock, and borrowing of debt. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $64.6 million and $56.5 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $337.2 million. We expect to continue to incur significant expenses for at least the next several years as we continue to develop our product candidates.

Based on our current operating plan, we believe we do not have sufficient cash, cash equivalents, and marketable securities to support current operations through a full 12 months from the issuance date of this Annual Report on Form 10-K. We will need substantial additional funding to continue development of our current and potential future pipeline candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt re-financings, collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all, including as a result of market volatility following the COVID-19 pandemic. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. We also intend to continue to evaluate options to refinance our outstanding long-term debt with SLR Investment Corp. The amounts involved in any such transactions, individually or in the aggregate, may be material. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.
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

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development of our product candidates. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and expense as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidate.
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

Consolidated Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table summarizes our consolidated results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Operating expenses:
Research and development	$43,135	$37,039	$6,096
General and administrative	18,711	16,797	1,914
Total operating expenses	61,846	53,836	8,010
Loss from operations	(61,846)	(53,836)	(8,010)
Other income (expense):
Other income (expense), net	(2,782)	(2,691)	(91)
Total other income (expense), net	(2,782)	(2,691)	(91)
Net loss	$(64,628)	$(56,527)	$(8,101)
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Salary and benefits-related	$13,918	$15,756	$(1,838)
Clinical research and outside services	24,208	16,635	7,573
Facility-related and other	5,009	4,648	361
Total research and development expenses	$43,135	$37,039	$6,096

Salary and benefits-related costs decreased by $1.8 million due to lower headcount. Clinical research and outside services costs increased by $7.6 million due to expenses incurred for our AXA1665 EMMPOWER Phase 2 Clinical Trial, AXA1125 EMMPACT Phase 2b Clinical Trial, and our AXA1125 Phase 2a Clinical Trial to treat Long COVID.
General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Salary and benefits-related	$11,751	$10,031	$1,720
Other contract services and outside costs	5,833	5,254	579
Facility-related and other	1,127	1,512	(385)
Total general and administrative expenses	$18,711	$16,797	$1,914

Salary and benefits-related costs increased by $1.7 million due to higher equity compensation related to additional grants issued and recruiting costs related to the hiring of new employees. Other contract services and outside costs increased by $0.6 million due to higher business insurance, audit and tax fees, and corporate legal fees.
Other Income (Expense), Net
Other income (expense), net was a net expense of $2.8 million for the year ended December 31, 2021, compared to a net expense of $2.7 million for the year ended December 31, 2020. The increase was primarily driven by lower interest income as a result of declining cash balance.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $64.6 million and $56.5 million for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $337.2 million. We expect to incur net losses as we continue to develop our product candidates, and our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Additionally, we are required to comply with an unrestricted minimum cash level in accordance with our Loan and Security Agreement with SLR Investment Corp. until certain clinical trial data conditions are met, and there is a risk that we may be unable to remain in compliance with those financial covenants in the future in which case the debt may become immediately due and payable.
To date, we have primarily financed our operations with proceeds from the sale of preferred and common stock and borrowing of debt, including the following significant transactions:
•On May 18, 2020, we completed a follow-on public offering pursuant to which we issued an aggregate of 12,650,000 shares of our common stock for net proceeds of approximately $55.9 million after deducting the underwriting discounts and commissions and other offering expenses.

•On June 5, 2020, we entered into a sales agreement with SVB Leerink LLC (“SVB Leerink”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time through SVB Leerink, acting as our agent (the “ATM Offering”). As of December 31, 2021, we have sold an aggregate of 3,052,708 shares of common stock under the ATM Offering for net cash proceeds of $14.1 million after deducting commissions and expenses of $0.8 million. During the year ended December 31, 2021, we issued 1,331,441 shares of common stock in a series of sales under the ATM Offering for an aggregate net proceeds of $4.8 million after deducting commissions and expenses of $0.3 million.
•On March 16, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional purchasers and certain directors and officers of the company named therein. Pursuant to the Purchase Agreement, we sold and issued an aggregate of 13,089,002 shares of common stock, at a purchase price of $1.91 per share in a registered direct offering for net proceeds of approximately $24.9 million after deducting estimated offering expenses payable by us.
As of December 31, 2021, we had cash, cash equivalents and marketable securities of $55.0 million. Our cash equivalents and marketable securities as of December 31, 2021 consisted of bank deposits, money market funds that invest in U.S. treasury securities, and corporate obligations, which enables us to achieve our liquidity and capital needs.

Cash Flows
The following table summarizes our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(54,221)	$(49,771)
Net cash provided by (used in) investing activities	3,047	(36,119)
Net cash provided by financing activities	3,158	65,427
Net decrease in cash and cash equivalents	$(48,016)	$(20,463)
Operating Activities
During the year ended December 31, 2021, operating activities used $54.2 million of cash, primarily resulting from our net loss of $64.6 million, partially offset by changes in our operating assets and liabilities of $2.3 million and non-cash charges of $8.1 million, including $6.2 million of stock-based compensation expense.
During the year ended December 31, 2020, operating activities used $49.8 million of cash, primarily resulting from our net loss of $56.5 million, partially offset by changes in our operating assets and liabilities of $0.7 million and non-cash charges of $7.4 million, including $6.3 million of stock-based compensation expense.
Investing Activities
During the year ended December 31, 2021, net cash provided by investing activities primarily consisted of $26.7 million in proceeds from maturities and sales of marketable securities, partially offset by purchases of marketable securities totaling $23.4 million.
During the year ended December 31, 2020, net cash used in investing activities primarily consisted of purchases of marketable securities totaling $35.9 million.

Financing Activities
During the year ended December 31, 2021, net cash provided by financing activities was $3.2 million, primarily consisting of net proceeds of $4.8 million from the issuance of common stock, partially offset by payments for a terminal fee obligation and debt issuance costs of $1.7 million.
During the year ended December 31, 2020, net cash provided by financing activities was $65.4 million, which primarily consisting of net cash proceeds from the issuance of common stock.
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
Based on our current operating plan, we believe we do not have sufficient cash, cash equivalents, and marketable securities to support current operations through a full 12 months from the issuance date of this Annual Report on Form 10-K. We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt re-financings, collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all, including as a result of market volatility following the COVID-19 pandemic. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. We also intend to continue to evaluate options to refinance our outstanding long-term debt. The amounts involved in any such transactions, individually or in the aggregate, may be material. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.
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
Stock-Based Compensation
We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including (a) the expected volatility of our stock, (b) the expected term of the award, (c) the risk-free interest rate, and (d) expected dividends. Due to the lack of company-specific historical and implied volatility data, we base our estimate of expected volatility on the historical volatility of a group of companies in the pharmaceutical and biotechnology industries in a similar stage of development as us and that are publicly traded. For these analyses, we have selected companies with comparable characteristics to ours including enterprise value, risk profiles and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies' shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected life of our employee stock options using the "simplified" method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted. We account for forfeitures as they occur.
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
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item.
Item 8. Consolidated Financial Statements and Supplementary Data
AXCELLA HEALTH INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Axcella Health Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Axcella Health Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and potential inability to remain in compliance with certain financing covenants required under the loan and security agreement raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
March 30, 2022

We have served as the Company’s auditor since 2012.

AXCELLA HEALTH INC.
Consolidated Balance Sheets
(in thousands, except share data)

	Year Ended December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$23,574	$71,590
Marketable securities	31,474	35,739
Prepaid expenses and other current assets	1,598	1,692
Total current assets	56,646	109,021
Property and equipment, net	870	360
Other assets	211	211
Total assets	$57,727	$109,592

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,301	$2,290
Accrued expenses and other current liabilities	5,849	5,494
Total current liabilities	10,150	7,784
Long-term debt, net of discount	25,070	25,222
Other liabilities	499	1,205
Total liabilities	35,719	34,211
Commitments and contingencies (Note 11)	—	—
Stockholders' equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 39,605,701 and 38,022,273 shares issued and 39,186,720 and 37,603,292 shares outstanding at December 31, 2021 and 2020, respectively	40	38
Additional paid-in capital	359,261	347,990
Treasury stock, 418,981 shares at cost	—	—
Accumulated other comprehensive loss	(52)	(34)
Accumulated deficit	(337,241)	(272,613)
Total stockholders' equity	22,008	75,381
Total liabilities and stockholders' equity	$57,727	$109,592
The accompanying notes are an integral part of these consolidated financial statements.

AXCELLA HEALTH INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$43,135	$37,039
General and administrative	18,711	16,797
Total operating expenses	61,846	53,836
Loss from operations	(61,846)	(53,836)
Other (expense) income:
Interest income	139	306
Interest expense	(2,917)	(3,007)
Other (expense) income, net	(4)	10
Total other (expense) income, net	(2,782)	(2,691)
Net loss	$(64,628)	$(56,527)
Net loss per share, basic and diluted	$(1.70)	$(1.78)
Weighted average common shares outstanding, basic and diluted	38,110,420	31,747,676
Comprehensive loss:
Net loss	$(64,628)	$(56,527)
Other comprehensive income (loss):
Unrealized losses on marketable securities	(18)	(34)
Comprehensive loss	$(64,646)	$(56,561)
The accompanying notes are an integral part of these consolidated financial statements.

AXCELLA HEALTH INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(64,628)	$(56,527)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288	419
Stock-based compensation	6,243	6,287
Non-cash interest expense	609	580
Other non-cash items	925	128
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	94	(205)
Accounts payable	2,050	311
Accrued expenses and other current liabilities	198	(764)
Net cash used in operating activities	(54,221)	(49,771)
Cash flows from investing activities:
Purchases of property and equipment	(275)	(239)
Proceeds from the sale of property and equipment	—	40
Purchases of marketable securities	(23,391)	(35,920)
Proceeds from maturities and sales of marketable securities	26,713	—
Net cash provided by (used in) investing activities	3,047	(36,119)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	4,779	65,322
Proceeds from exercise of common stock options and ESPP	236	144
Payment of terminal fee obligation and debt issuance costs	(1,726)	(39)
Payments for capital lease	(131)	—
Net cash provided by financing activities	3,158	65,427
Net decrease in cash and cash equivalents	(48,016)	(20,463)
Cash and cash equivalents, beginning of year	71,590	92,053
Cash and cash equivalents, end of year	$23,574	$71,590
Supplemental cash flow information:
Cash paid for interest	$2,309	$2,420
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$2	$13
Offering costs incurred but unpaid at period end	$20	$35
Property and equipment acquired through capital lease	$534	$—
The accompanying notes are an integral part of these consolidated financial statements.

AXCELLA HEALTH INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Par Value
BALANCE - January 1, 2020	23,607,797	$24	$276,286	$—	$(216,086)	$60,224
Exercise of common stock options	3,166					—
Issuance of common stock, net of issuance costs of $4,599	14,371,267	14	65,273			65,287
Issuance of common stock related to ESPP	40,043		144			144
Stock-based compensation			6,287			6,287
Unrealized loss on marketable securities				(34)		(34)
Net loss					(56,527)	(56,527)
BALANCE - December 31, 2020	38,022,273	$38	$347,990	$(34)	$(272,613)	$75,381
Exercise of common stock options	111,833	1	56			57
Issuance of common stock, net of issuance costs of $349	1,331,441	1	4,793			4,794
Issuance of common stock related to ESPP	56,967		179			179
Vesting of restricted stock units	83,187
Stock-based compensation			6,243			6,243
Unrealized loss on marketable securities				(18)		(18)
Net loss					(64,628)	(64,628)
BALANCE - December 31, 2021	39,605,701	$40	$359,261	$(52)	$(337,241)	$22,008
The accompanying notes are an integral part of these consolidated financial statements.

AXCELLA HEALTH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF BUSINESS
Company Overview
Axcella Health Inc., doing business as “Axcella Therapeutics,” and subsidiaries ("Axcella," the "Company," "we" or "us") is a clinical-stage biotechnology company that was incorporated in Delaware on August 27, 2008 and has a principal place of business in Cambridge, Massachusetts. The Company is focused on pioneering a new approach to treat complex diseases using compositions of endogenous metabolic modulators, or EMMs. The Company's product candidates are comprised of multiple EMMs that are engineered in distinct combinations and ratios with the goal of simultaneously impacting multiple biological pathways. The Company's pipeline includes lead therapeutic candidates for the treatment of non-alcoholic steatohepatitis, or NASH, for the treatment of Long COVID (also known as Post COVID-19 Condition and Post-Acute Sequelae of COVID-19, or “PASC”) associated fatigue, and for the reduction in risk of recurrent overt hepatic encephalopathy, or OHE.
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
Going Concern
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Consequently, management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date the annual financial statements herein are issued.
Historically, the Company has funded its operations with proceeds from sales of preferred and common stock and borrowings under a loan and security agreement. The Company may never commercialize a product and achieve profitability, and unless and until it does, the Company will need to raise additional capital. The Company has had recurring losses since inception and incurred a loss of $64.6 million during the year ended December 31, 2021 and an accumulated deficit of $337.2 million. Net cash used in operations for the year ended December 31, 2021 was $54.2 million. The Company has spent, and expects to continue to spend, significant funds to continue development of it's current and potential future pipeline candidates and continue to generate operating losses for the foreseeable future. As of December 31, 2021, the Company had cash, cash equivalents and marketable securities of $55.0 million and is required to comply with an unrestricted minimum cash level in accordance with it's Loan and Security Agreement with SLR Investment Corp. until certain clinical trial data conditions are met, and there is a risk that the Company may be unable to remain in compliance with those financial covenants in the future in which case the debt may become immediately due and payable.
Accordingly, the foregoing conditions, taken together, raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In response to these conditions, on March 16, 2022, the Company secured approximately $24.9 million in net proceeds through a registered direct offering of common stock. The Company will also be seeking additional financing options to raise additional capital going forward. However there is no assurance the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and it may not be able to enter into other arrangements to obtain additional financing, and therefore cannot be deemed probable. As a result the Company has concluded that these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
If the Company is unable to obtain additional financing, it could be forced to delay, reduce or eliminate the Company’s research and development programs, expansion or commercialization efforts, which could adversely affect its business prospects and ability to continue operations.
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
Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, expenses and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the Company’s ability to continue as a going concern. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts, and experience. Actual results may differ from those estimates or assumptions.
Cash and Cash Equivalents
Cash and cash equivalents include cash held in banks and amounts held in interest-bearing money market accounts. Cash equivalents are carried at cost, which approximates their fair market value. The Company considers all highly liquid investments with a remaining maturity when purchased of three months or less to also be cash equivalents.

Marketable Securities
The Company’s marketable securities, which consisted of corporate debt obligations, are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.
The Company evaluates its marketable securities with unrealized losses for other-than-temporary impairment. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the consolidated statements of operations and comprehensive loss. No such adjustments were necessary during the periods presented.
Concentrations of Credit Risk
The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company’s cash equivalents and marketable securities consisted of bank deposits, money market funds that invest in U.S. treasury securities, and corporate obligations. The Company invests in high-quality financial instruments and its portfolio does not consist of any instrument with a maturity duration in excess of twenty-four months, which we believe limits the Company's credit risk.
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
Impairment of Long-Lived Assets
Long-lived assets consist of property and equipment. The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. There were no significant impairments of long‑lived assets for the years ended December 31, 2021 or 2020.
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
The Company recognizes the tax benefit from any uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2021 and 2020, the Company has not identified any uncertain tax positions for which reserves would be required.
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2021, the Company’s only element of other comprehensive loss was unrealized gains (losses) on marketable securities.
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

Recently Adopted Accounting Pronouncements
Effective January 1, 2021, the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU 2019-12”) which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and clarifies and amends existing guidance to improve consistent application. ASU 2019-12 requires, among other requirements, the Company to recognize as an income tax the effect of state hybrid taxes that are based on the greater of an income-based tax and a capital-based tax. Adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements since the Company has no income tax liabilities due to its net operating losses. Additionally, the Company has not recorded any income tax benefits from these losses due to uncertainty of realizing the related tax benefit.
Accounting Pronouncements Issued and Not Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended by various subsequently issued ASUs. The standard requires lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The new standard will become effective for the Company on January 1, 2022. The Company plans to adopt ASU 2016-02, and related amendments, on January 1, 2022 using the modified retrospective approach transition method as of the date of adoption. The Company will also elect a package of practical expedients, under which an entity need not reassess whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases, or initial direct costs for any existing leases. Upon adoption of the new standard, the Company expects to recognize a lease liability and related right of-use asset on the consolidated balance sheet of approximately $3.6 million and $3.3 million, respectively.
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

3. MARKETABLE SECURITIES
The following table summarizes the Company's marketable securities (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate obligations	$31,526	$—	$(52)	$31,474

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate obligations	$35,773	$1	$(35)	$35,739
The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2021 and 2020, the balance in accumulated other comprehensive loss was comprised solely of activity related to marketable securities. There were no realized gains or losses recognized on the sale or maturity of marketable securities for the years ended December 31, 2021 and 2020, and, as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss during the periods presented.
The aggregate fair value of marketable securities by contractual maturity were as follows (in thousands):

Contractual Maturities	December 31, 2021	December 31, 2020
Mature in one year or less	$28,220	$17,220
Mature in two years or less	3,254	18,519
Total	$31,474	$35,739
As of December 31, 2021, the Company did not intend to sell, and was more than likely not required to sell, the debt securities in a loss position before recovery of their amortized cost bases. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment at December 31, 2021.
There were sales of marketable securities during the year ended December 31, 2021 worth $5.9 million. No such sales occurred during the year ended December 31, 2020.

4. FAIR VALUE MEASUREMENTS
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy (in thousands):

	Fair value measurements at December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$23,021	$—	$—	$23,021
Marketable securities:
Corporate obligations	—	31,474	—	31,474
Total	$23,021	$31,474	$—	$54,495

	Fair value measurements at December 31, 2020 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$69,118	$—	$—	$69,118
Marketable securities:
Corporate obligations	—	35,739	—	35,739
Total	$69,118	$35,739	$—	$104,857
As of December 31, 2021 and 2020, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. The Company’s marketable securities consist of corporate obligations which are adjusted to fair value at each balance sheet date, based on quoted prices, which are considered Level 2 inputs. During the years ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$3,426	$3,022
Leasehold improvements	564	564
Office and computer equipment	148	111
Furniture and fixtures	122	122
Property and equipment, gross	4,260	3,819
Less: accumulated depreciation and amortization	(3,390)	(3,459)
Property and equipment, net	$870	$360
Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was $0.3 million and $0.4 million, respectively. The Company disposed of lab equipment during the years ended December 31, 2021 and 2020 totaling $0.3 million and $0.7 million, respectively.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued employee compensation and benefits	$3,005	$2,998
Accrued external research and development expenses	2,000	1,870
Accrued professional fees	601	626
Other	243	—
Total accrued expenses and other current liabilities	$5,849	$5,494

7. DEBT FINANCING
Long-term debt consisted of the following (in thousands):

	December 31,
	2021	2020
Principal amount of long-term debt	$26,000	$26,000
Debt discount	(196)	(308)
Deferred financing fees	(734)	(470)
Long-term debt, net of discount	$25,070	$25,222
In 2021, the Company entered into a loan and security agreement (the "New Loan and Security Agreement") with SLR Investment Corp., formerly known as Solar Capital Ltd., for term loans in an aggregate principal amount of $26.0 million. The New Loan and Security Agreement replaced prior loan and security agreement between the Company and SLR Investment Corp. (the "Prior Loan and Security Agreement"). The New Loan and Security agreement was accounted for as a debt modification or exchange as the Company determined that the terms of the New Loan and Security Agreement were not substantially different than the terms of the Prior Loan and Security Agreement.
Upon entering into the New Loan and Security Agreement, the Company paid a terminal fee obligation and debt issuance costs totaling $1.7 million as required under the terms of the Prior Loan and Security Agreement, of which $1.3 million had been previously accrued. The Company is amortizing additional deferred financing fees of $0.4 million to interest expense along with the existing deferred financing fees and debt discount balances over the term of the New Loan Security Agreement.
The Company also agreed to a new terminal fee obligation totaling $1.7 million, which is due and payable on the earliest to occur of (i) the maturity of the New Loan and Security Agreement, (ii) the acceleration of the term loans, and (iii) the prepayment, refinancing, substitution or replacement of the term loans. The obligation is equal to 6.45% of the aggregate principal amount of $26.0 million. The Company is accruing the obligation over the term of the New Loan and Security Agreement. The carrying value of the obligation was $0.1 million as of December 31, 2021.
The term loans under the New Loan and Security Agreement will accrue interest at an annual rate equal to 8.60% plus the greater of (a) the thirty (30) day U.S. Dollar LIBOR rate and (b) 0.10%, payable monthly in arrears. The interest rate was 8.70% as of December 31, 2021. The monthly principal payments of $0.6 million will be paid over a period of 45 months beginning in January 2023 through the final maturity date of September 1, 2026. Per the New Loan and Security Agreement, the date on which repayment of principal commences can be further extended to July 2023 and January 2024, provided we satisfy certain equity related conditions. The term loans are also subject to a prepayment fee of 3.00% if prepayment occurs within the first year subsequent to September 2, 2021, 2.00% in the second year and 1.00% in the third year through final maturity.

The New Loan and Security Agreement also contains certain financial covenants, including an unrestricted minimum cash level until certain clinical trial study data conditions are met. Customary representations and warranties, as well as certain non-financial covenants, including engaging in any change of control transaction or incurring additional indebtedness or liens are included in the New Loan and Security Agreement as well. As security for its obligations under the New Loan and Security Agreement, the Company granted SLR Investment Corp. a first priority perfected security interest in all of the Company’s existing and after-acquired assets, including intellectual property.
The scheduled principal maturity of the long-term debt as of December 31, 2021 is as follows (in thousands):

Year Ending December 31,
2022	$—
2023	6,933
2024	6,933
2025	6,934
2026	5,200
$26,000

8. STOCKHOLDERS' EQUITY
Common Stock
On May 18, 2020, the Company completed a public offering pursuant to which the Company issued an aggregate of 12,650,000 shares of its common stock for net proceeds of approximately $55.9 million, after deducting the underwriting discounts, commissions, and other offering expenses.
On June 5, 2020, the Company entered into a sales agreement with SVB Leerink LLC (“SVB Leerink”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35.0 million from time to time through SVB Leerink, acting as its agent (the “ATM Offering”). During the year ended December 31, 2021, the Company sold an aggregate of 1,331,441 shares of its common stock under the ATM Offering for net cash proceeds of $4.8 million, after deducting commissions and expenses of $0.3 million.
9. STOCK-BASED COMPENSATION
2019 Stock Option and Incentive Plan
The 2019 Stock Option and Incentive Plan (the "2019 Plan") was approved by the Company's board of directors on April 29, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and cash-based awards to the Company's officers, employees, directors and consultants. Awards under the 2019 plan generally vest ratably over the vesting period (3-4 years) and have a maximum term of 10 years. The number of shares initially reserved for issuance under the 2019 Plan is 905,000, which was increased on January 1, 2020 and will be increased each January 1 thereafter by 4% of the number of shares of the Company's common stock outstanding on the immediately preceding December 31, or such lesser number of shares determined by the Company's board of directors or compensation committee of the board of directors. The number of options available for future grant under the 2019 Plan was 1,040,168 as of December 31, 2021.

2019 Employee Stock Purchase Plan
The 2019 Employee Stock Purchase Plan (the "2019 ESPP") was approved by the Company's board of directors on April 29, 2019. A total of 237,181 shares of common stock were initially reserved for issuance under this plan, which was cumulatively increased on January 1, 2020 and will be increased each January 1 thereafter by 1% of the number of shares of the Company's common stock outstanding on the immediately preceding December 31, or such lesser number of shares determined by the Company's board of directors or compensation committee of the board of directors.
The number of shares available for future grant was 609,240 as of December 31, 2021. The Company recorded $0.1 million of stock-based compensation expense during the years ended December 31, 2021 and 2020.
In connection with all share-based payment awards, total stock-based compensation expense recognized was as follows (in thousands):

	December 31,
	2021	2020
Research and development	$1,839	$2,670
General and administrative	4,404	3,617
Total stock-based compensation expense	$6,243	$6,287
Fair Value of Stock Option Awards
The fair value of stock option awards was estimated using the Black-Scholes option-pricing model. The expected term of these awards was determined using the simplified method, which uses the midpoint between the vesting date and the contractual term. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the stock awards. The expected dividend was zero as the Company had not paid any dividends on its common stock. Finally, as the Company does not have long-term trading history of its common stock, the expected volatility was derived from the average historical stock volatilities of several public companies within the industry that the Company considers to be comparable to the Company's business over a period equivalent to the expected term of the stock-based awards.
The Black-Scholes option pricing model assumptions are included in the table below.

	Year Ending December 31,
	2021	2020
Risk-free interest rate	0.91%	1.01%
Expected option life (in years)	5.98	5.97
Expected dividend yield	—%	—%
Expected volatility	96%	79%

The following table summarizes the Company’s stock option activity for the year ended December 31, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding as of January 1, 2021	4,919,960	$6.37
Granted	2,832,101	5.05
Exercised	(111,833)	0.50
Cancelled	(1,442,940)	7.06
Outstanding as of December 31, 2021	6,197,288	$5.72	7.54	$187
Exercisable as of December 31, 2021	3,371,060	$6.33	6.22	$187
Vested or expected to vest as of December 31, 2021	6,172,288	$5.72	7.54	$187
The intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $0.4 million.
The weighted-average grant date fair value of the options granted during the years ended December 31, 2021 and 2020, was $3.87 and $3.06 per share, respectively.
As of December 31, 2021, there was $8.6 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 2.6 years.
Restricted Stock Units
The fair values of restricted stock units are based on the market value of the Company's common stock on the date of grant. The following table summarizes the Company's restricted stock unit activity for the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 1, 2021	347,587	$4.04
Granted	120,916	6.41
Vested	(83,187)	5.06
Forfeited	(109,966)	5.59
Outstanding as of December 31, 2021	275,350	$4.15
As of December 31, 2021, there was $0.4 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.6 years.

10. INCOME TAXES
There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its deferred tax assets. A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	6.0%	6.1%
Permanent differences	—%	(0.1)%
Stock compensation	(2.2)%	(0.4)%
Tax credits	3.1%	2.9%
Other	—%	0.1%
Change in valuation allowance	(27.9)%	(29.6)%
Effective income tax rate	—%	—%
Significant components of the Company’s deferred tax asset at December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Net operating loss carryforwards	$82,070	$65,911
Research and development tax credit carryforwards	10,892	8,896
Start-up costs	21	28
Capitalized research and development costs	—	64
Depreciation	213	304
Accrued expenses	822	1,059
Stock-based compensation	3,316	3,253
Other items	1,366	1,175
Total deferred tax assets	98,700	80,690
Valuation allowance	(98,700)	(80,690)
Net deferred tax asset	$—	$—
In assessing the realizability of deferred tax assets, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company believes it is more likely than not that the results of future operations will not generate sufficient taxable income to realize the full benefits of its deferred tax assets. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2021 and 2020. The valuation allowance increased in 2021 by $18.0 million, primarily as a result of net operating losses generated during the period.

As of December 31, 2021, the Company had federal and state net operating loss carryforwards of $302.2 million and $294.3 million, respectively, which may be used to offset future taxable income, if any. These amounts begin to expire in 2030. The federal net operating losses generated in 2018, 2019, 2020 and 2021 can be carried forward indefinitely. As of December 31, 2021, the Company had federal and state research and development tax credit carryforwards of $8.6 million and $2.9 million, respectively. These amounts expire at various dates through 2041. Due to the degree of uncertainty related to the ultimate use of the deferred tax assets, the Company has fully reserved these tax benefits, as the determination of the realization of the deferred tax benefits was not determined to be more likely than not. The valuation allowance increased in 2021 by $18.0 million, due to the increase in deferred tax assets by the same amount (primarily due to net operating loss carryforwards) and the Company’s recording of a full valuation allowance.
Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. As of December 31, 2021, the Company had not yet completed an analysis of whether its net operating loss and research and development credit carryforwards may be limited.
At December 31, 2021 and 2020, the Company had no unrecognized tax benefits. Furthermore, as of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's consolidated statements of operations. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.
For years through December 31, 2021, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.
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
11. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases laboratory and office space under a lease agreement that expires on April 30, 2024. The lease agreement and most recent amendment contained escalating rent payments. Rent expense is recorded on a straight-line basis. The Company is obligated to make minimum lease payments under the facility lease as follows (in thousands):

Years Ending December 31,
2022	$1,672
2023	1,722
2024	580
Total	$3,974
Rent expense in each of the years ended December 31, 2021 and 2020 was $1.6 million and $1.3 million, respectively.

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
12. NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	December 31,
	2021	2020
Numerator:
Net loss	$(64,628)	$(56,527)
Denominator:
Weighted average common shares outstanding, basic and diluted	38,110,420	31,747,676
Net loss per share, basic and diluted	$(1.70)	$(1.78)
The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2021	2020
Options to purchase common stock	6,197,288	4,919,960
Unvested restricted stock units	275,350	347,587
Shares issuable under employee stock purchase plan	46,520	9,830
	6,519,158	5,277,377
13. 401(k) PLAN
The Company has a 401(k) retirement and savings plan (the "Plan") covering all qualified employees. The Plan allows each participant to contribute a portion of his or her base wages up to an amount not to exceed an annual statutory maximum. The Company is permitted to make discretionary matching contributions to the Plan. The Company's matching contributions totaled $0.3 million for the years ended December 31, 2021 and 2020.

14. RELATED-PARTY TRANSACTIONS
In August 2019, the Company entered into a consulting agreement with the chairman of the Company's Board of Directors to provide various consulting services to the Company in exchange for cash and equity compensation. In March 2021, the consulting agreement was modified so that the chairman would no longer receive cash compensation for his consulting services and would instead be compensated solely via equity compensation. The aggregate grant date fair value of the equity awarded to the chairman in 2021 and 2020 for his consulting services was $0.6 million and $0.2 million, respectively. The grant date fair value is calculated in accordance with FASB ASC Topic 718. The total cash paid under the agreement was $0.1 million and was $0.3 million for the year ended December 31, 2021 and 2020, respectively.
On March 17, 2022, the chairman and the Company mutually agreed to terminate the consulting agreement, such termination to be effective immediately. The consulting agreement was terminated in connection with a new compensation arrangement for the chairman’s service as the non-executive chairman of the Board.
15. SUBSEQUENT EVENTS
On March 16, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional purchasers and certain directors and officers of the Company named therein. Pursuant to the Purchase Agreement, the Company sold and issued an aggregate of 13,089,002 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $1.91 per share in a registered direct offering for net proceeds of approximately $24.9 million after deducting estimated offering expenses payable by the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file under the Exchange Act, with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021 (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded, based upon the evaluation described above that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable-assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management has concluded that our internal control over financial reporting was effective, as of December 31, 2021.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Registered Public Accounting Firm
This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Item 9b. Other Information
None.
Item 9c. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 14. Principal Accounting Fees and Services
Our independent public accounting firm is Deloitte & Touche, LLP, Boston, Massachusetts, PCAOB Auditor ID 34.
The information required by this Item is incorporated herein by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

10.8#
Employment Agreement between the Registrant and Laurent Chardonnet, dated November 11, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38901) filed with the Securities and Exchange Commission on November 25, 2019).

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

10.13#
Employment Agreement between the Registrant and Virginia Dean, dated June 9, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2021).

10.14#
Employment Agreement, by and between the Company and Margaret Koziel, dated as of December 1, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38901) filed with the Securities and Exchange Commission on December 7, 2021).

10.15#
Employment Agreement, by and between the Company and Robert Crane, dated as of January 24, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38901) filed with the Securities and Exchange Commission on February 7, 2022).

10.16#
Chairman and Consulting Agreement between the Registrant and the Chairman of the Board of Directors, dated August 22, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2019).

10.17#
Form of Indemnification Agreement between the Registrant and each of its directors (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230822) filed with the Securities and Exchange Commission on April 12, 2019).

10.18#
Form of Indemnification Agreement between the Registrant and each of its executive officers (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-230822) filed with the Securities and Exchange Commission on April 12, 2019).

10.19
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

10.21
Sixth Lease Extension and Modification Agreement to the Lease Agreement between Rivertech Associates II, LLC and the Registrant, dated as of October 1, 2020 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2021).

10.22
Loan and Security Agreement among Solar Capital Ltd. and the Lenders thereto and the Registrant, dated as of January 9, 2018 (incorporated by reference to Exhibit 10.12 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-230822) filed with the Securities and Exchange Commission on April 30, 2019).

10.23
Second Amendment to Loan and Security Agreement, dated November 30, 2018 (incorporated by reference to Exhibit 10.14 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-230822) filed with the Securities and Exchange Commission on April 30, 2019).

10.24
Third Amendment to Loan and Security Agreement, dated August 28, 2020, between the Registrant and Solar Capital Ltd. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38901) filed with the Securities and Exchange Commission on August 31, 2020).

10.25^
Loan and Security Agreement, dated September 2, 2021, by and between the Registrant and SLR Investment Corp.. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38901) filed with the Securities and Exchange Commission on September 7, 2021).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101SCH*	Inline XBRL Taxonomy Extension Schema Document.

101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
†	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.
^	Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the SEC.

Item 16. Form 10-K Summary
The Company has elected not to include summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXCELLA HEALTH INC.

Date: March 30, 2022	By:	/s/ William R. Hinshaw, Jr.
William R. Hinshaw, Jr. President, Chief Executive Officer and Director
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints William R. Hinshaw, Jr. and Robert Crane, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hinshaw, Jr.	President, Chief Executive Officer and Director	March 30, 2022
William R. Hinshaw, Jr.	(Principal Executive Officer)

/s/ David R. Epstein	Chairman, Director	March 30, 2022
David R. Epstein

/s/ Robert Crane	Senior Vice President and Chief Financial Officer	March 30, 2022
Robert Crane	(Principal Financial Officer and Principal Accounting Officer)

/s/ Shreeram Aradhye	Director	March 30, 2022
Shreeram Aradhye

/s/ William D. "Chip" Baird	Director	March 30, 2022
William D. "Chip" Baird

/s/ Grégory Behar	Director	March 30, 2022
Grégory Behar

/s/ Stephen Hoge	Director	March 30, 2022
Stephen Hoge

/s/ Gary P. Pisano	Director	March 30, 2022
Gary P. Pisano

/s/ Cristina M. Rondinone	Director	March 30, 2022
Cristina M. Rondinone

/s/ Catherine Angell Sohn	Director	March 30, 2022
Catherine Angell Sohn