Form 10-Q
period 2022-03-31
Axcella Health Inc.
filed 2022-05-05
CIK 1633070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2022, the registrant had 52,575,840 shares of common stock, $0.001 par value per share, outstanding.

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
Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part I, Item 1A, Risk Factors and elsewhere in this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.
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
4

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

5

AXCELLA HEALTH INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)

AXCELLA HEALTH INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of
	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$45,190	$23,574
Marketable securities	18,029	31,474
Prepaid expenses and other current assets	963	1,598
Total current assets	64,182	56,646
Property and equipment, net	970	870
Operating lease right-of-use asset	3,017	—
Other assets	211	211
Total assets	$68,380	$57,727
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,839	$4,301
Accrued expenses and other current liabilities	4,920	5,849
Current portion of long-term debt	1,733	—
Operating lease liability	1,452	—
Total current liabilities	12,944	10,150
Long-term debt, net of current portion and discount	23,385	25,070
Operating lease liability, net of current portion	1,784	—
Other liabilities	375	499
Total liabilities	38,488	35,719
Commitments and contingencies (Note 10)	—	—
Stockholders' equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 52,994,821 and 39,605,701 shares issued and 52,575,840 and 39,186,720 shares outstanding at March 31, 2022 and December 31, 2021, respectively	53	40
Additional paid-in capital	386,189	359,261
Treasury stock, 418,981 shares at cost	—	—
Accumulated other comprehensive loss	(70)	(52)
Accumulated deficit	(356,280)	(337,241)
Total stockholders' equity	29,892	22,008
Total liabilities and stockholders' equity	$68,380	$57,727
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$13,544	$10,240
General and administrative	4,786	4,256
Total operating expenses	18,330	14,496
Loss from operations	(18,330)	(14,496)
Other income (expense):
Interest income	22	35
Interest expense	(704)	(728)
Other income (expense), net	(27)	—
Total other income (expense), net	(709)	(693)
Net loss	$(19,039)	$(15,189)
Net loss per share, basic and diluted	$(0.46)	$(0.40)
Weighted average common shares outstanding, basic and diluted	41,426,107	37,652,158
Comprehensive loss:
Net loss	$(19,039)	$(15,189)
Other comprehensive income (loss):
Unrealized (losses) gains on marketable securities	(18)	7
Comprehensive loss	$(19,057)	$(15,182)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(19,039)	$(15,189)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77	64
Stock-based compensation	1,509	1,428
Non-cash interest expense	130	162
Non-cash lease expense	(9)	—
Other non-cash items	103	179
Changes in current assets and liabilities:
Prepaid expenses and other current assets	635	715
Accounts payable	596	(711)
Accrued expenses and other current liabilities	(864)	(793)
Net cash used in operating activities	(16,862)	(14,145)
Cash flows from investing activities:
Purchases of property and equipment	(164)	(50)
Purchases of marketable securities	—	(16,717)
Proceeds from sales and maturities of marketable securities	13,324	2,375
Net cash provided by (used in) investing activities	13,160	(14,392)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	25,426	—
Offering costs paid	(71)	(31)
Proceeds from exercise of common stock options and ESPP	6	27
Repayments of the principal portion of finance lease	(43)	—
Net cash provided by (used in) financing activities	25,318	(4)
Net increase (decrease) in cash and cash equivalents	21,616	(28,541)
Cash and cash equivalents, beginning of period	23,574	71,590
Cash and cash equivalents, end of period	$45,190	$43,049
Supplemental cash flow information:
Cash paid for interest	$573	$566
Supplemental disclosure of non-cash activities:
Obtaining a right-of-use asset in exchange for an operating lease liability	$3,340	$—
Purchases of property and equipment included in accounts payable	$15	$—
Offering costs incurred but unpaid at period end	$30	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands, except share data)

	Three Months Ended March 31, 2021
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par value
BALANCE - January 1, 2021	38,022,273	$38	$347,990	$(34)	$(272,613)	$75,381
Costs incurred for the issuance of common stock			4			4
Exercise of common stock options	27,143	—	27			27
Vesting of restricted stock units	60,000	—	—			—
Stock-based compensation			1,428			1,428
Unrealized gain on marketable securities				7		7
Net loss					(15,189)	(15,189)
BALANCE - March 31, 2021	38,109,416	$38	$349,449	$(27)	$(287,802)	$61,658

	Three Months Ended March 31, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par value
BALANCE - January 1, 2022	39,605,701	$40	$359,261	$(52)	$(337,241)	$22,008
Issuance of common stock, net of issuance costs of $222,639	13,321,602	13	25,413			25,426
Exercise of common stock options	8,499	—	6			6
Vesting of restricted stock units	59,019	—	—			—
Stock-based compensation			1,509			1,509
Unrealized loss on marketable securities				(18)		(18)
Net loss					(19,039)	(19,039)
BALANCE - March 31, 2022	52,994,821	$53	$386,189	$(70)	$(356,280)	$29,892
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
Historically, the Company has funded its operations with proceeds from sales of preferred and common stock and borrowings under a loan and security agreement. The Company may never commercialize a product and achieve profitability, and unless and until it does, the Company will need to raise additional capital. The Company has had recurring losses since inception and incurred a loss of $19.0 million during the three months ended March 31, 2022 and an accumulated deficit of $356.3 million. Net cash used in operations for the three months ended March 31, 2022 was $16.9 million. The Company has spent, and expects to continue to spend, significant funds to continue development of its current and potential future pipeline candidates and continue to generate operating losses for the foreseeable future. As of March 31, 2022, the Company had cash, cash equivalents and marketable securities of $63.2 million and is required to comply with an unrestricted minimum cash level in accordance with its Loan and Security Agreement with SLR Investment Corp. until certain clinical trial data conditions are met, and there is a risk that the Company may be unable to remain in compliance with those financial covenants in the future in which case the debt may become immediately due and payable.

Accordingly, the foregoing conditions, taken together, raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these condensed consolidated financial statements. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In response to these conditions, on March 16, 2022, the Company secured approximately $24.8 million in net proceeds through a registered direct offering of common stock. The Company will also be seeking additional financing options to raise additional capital going forward. However, there is no assurance the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and it may not be able to enter into other arrangements to obtain additional financing, and therefore cannot be deemed probable. As a result the Company has concluded that these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
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
Furthermore, the accompanying condensed consolidated financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. During the three months ended March 31, 2022, we adopted ASU No. 2016-02, Leases (Topic 842) and the related accounting policies. Other than the adoption of Topic 842, there were no material changes to the Company's significant accounting policies and estimates as reported in it's Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 30, 2022. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2021. The accompanying interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2022, the results of its operations for the three months ended March 31, 2022 and 2021, its cash flows for the three months ended March 31, 2022 and 2021, and its statements of stockholders’ equity for the three months ended March 31, 2022 and 2021.
The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Marketable Securities
The Company’s marketable securities, which consisted of corporate debt obligations as of March 31, 2022, are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
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
Concentrations of Credit Risk
The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company’s cash equivalents and marketable securities as of March 31, 2022 consisted of bank deposits, money market funds that invest in U.S. treasury securities, and corporate obligations. The Company invests in high-quality financial instruments and it's portfolio does not consist of any instrument with a maturity duration in excess of twenty-four months, which the Company believes limits it's credit risk.
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
Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2022, the Company’s only element of other comprehensive loss was unrealized gains (losses) on marketable securities.
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
Newly Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended by various subsequently issued ASUs. The standard requires lessees to recognize an operating lease with a term greater than one year on their balance sheets as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. Under the standard, disclosures are required to enable financial statement users to assess the amount, timing, and uncertainty of cash flows arising from the leases. Companies are also required to recognize and measure leases existing at, or entered into after, the adoption date using a modified retrospective approach, with certain practical expedients available. Comparative periods prior to adoption have not been retrospectively adjusted.
Effective January 1, 2022, the Company adopted ASU 2016-02, using the required modified retrospective approach and utilizing January 1, 2022 as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases (Topic 840).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company does not have material financing leases.
Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects an internally developed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Prospectively, the Company will adjust the right-of-use assets for straight-line rent expense or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.
The Company has elected not to recognize leases with an original term of one year or less on the balance sheet. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.
ASC 842 transition practical expedients and application of transition provisions to leases at the transition date
The Company elected the following practical expedients, which must be elected as a package and applied consistently to all of its leases at the transition date (including those for which the entity is a lessee or a lessor): i) the Company did not reassess whether any expired or existing contracts are or contain leases; ii) the Company did not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with ASC 840 are classified as operating leases, and all existing leases that were classified as capital leases in accordance with ASC 840 are classified as finance leases); and iii) the Company did not reassess initial direct costs for any existing leases.
For leases that existed prior to the date of initial application of ASC 842 (which were previously classified as operating leases), a lessee may elect to use either the total lease term measured at lease inception under ASC 840 or the remaining lease term as of the date of initial application of ASC 842 in determining the period for which to measure its incremental borrowing rate. In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates.
Application of ASC 842 policy elections to leases post adoption
The Company has made certain policy elections to apply to its leases executed post adoption, or subsequent to January 1, 2022, as further described below.
In accordance with ASC 842, components of a lease should be split into three categories: lease components, non-lease components, and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.
Entities may elect not to separate lease and non-lease components. Rather, entities would account for each lease component and related non-lease component together as a single lease component. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only.

ASC 842 allows for the use of judgment in determining whether the assumed lease term is for a major part of the remaining economic life of the underlying asset and whether the present value of lease payments represents substantially all of the fair value of the underlying asset. The Company applies the bright line thresholds referenced in ASC 842-10-55-2 to assist in evaluating leases for appropriate classification. The aforementioned bright lines are applied consistently to the Company’s leases.
On January 1, 2022, the Company recorded right-of-use asset of $3.3 million and lease liability of $3.6 million. The standard did not have a material impact on the statement of operations or statement of cash flows. Additionally, there is no tax impact from the adoption as the net increase in deferred tax assets is fully offset with an increase to the valuation allowance.
Accounting Pronouncements Issued and Not Adopted
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

3. MARKETABLE SECURITIES
As of March 31, 2022, and December 31, 2021, marketable securities by security type consisted of the following (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate obligations	$18,099	$1	$(71)	$18,029

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate obligations	$31,526	$—	$(52)	$31,474
The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2022 and December 31, 2021, the balance in accumulated other comprehensive loss was comprised solely of activity related to marketable securities. For the three months ended March 31, 2022, the Company recognized realized losses on the sale or maturity of marketable securities of less than $0.1 million, as a result, the Company reclassified amounts out of accumulated other comprehensive loss during the period. There were no realized gains or losses on the sale or maturity of marketable securities for the three months ended March 31, 2021.
The aggregate fair value of marketable securities by contractual maturity were as follows (in thousands):

Contractual Maturities	March 31, 2022	December 31, 2021
Mature in one year or less	$18,029	$28,220
Mature in two years or less	—	3,254
Total	$18,029	$31,474
As of March 31, 2022, the Company did not intend to sell, and was more than likely not required to sell, the debt securities in a loss position before recovery of their amortized cost bases. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment at March 31, 2022.
There were sales of marketable securities during the three months ended March 31, 2022 worth $13.3 million. No such sales occurred during the three months ended March 31, 2021.

4. FAIR VALUE MEASUREMENTS
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$42,690	$—	$—	$42,690
Marketable securities:
Corporate obligations	—	18,029	—	18,029
Total	$42,690	$18,029	$—	$60,719

	Fair Value Measurements at December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$23,021	$—	$—	$23,021
Marketable securities:
Corporate obligations	—	31,474	—	31,474
Total	$23,021	$31,474	$—	$54,495
As of March 31, 2022 and December 31, 2021, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. The Company’s marketable securities consist of corporate obligations which are adjusted to fair value at each balance sheet date, based on quoted prices, which are considered Level 2 inputs. During the three months ended March 31, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.
5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Laboratory equipment	$3,561	$3,426
Leasehold improvements	564	564
Office and computer equipment	190	148
Furniture and fixtures	122	122
Property and equipment	4,437	4,260
Less: accumulated depreciation and amortization	(3,467)	(3,390)
Property and equipment, net	$970	$870
Depreciation and amortization expense was $0.1 million for the three months ended March 31, 2022 and 2021. There were no disposals for the three months ended March 31, 2022 and 2021.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued employee compensation and benefits	$1,168	$3,005
Accrued external research and development expenses	2,889	2,000
Accrued professional fees	685	601
Other	178	243
Total accrued expenses and other current liabilities	$4,920	$5,849
7. DEBT FINANCING
Long-term debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Principal amount of long-term debt	$26,000	$26,000
Debt discount	(185)	(196)
Deferred financing fees	(697)	(734)
Current portion of long-term debt	(1,733)	—
Long-term debt, net of current portion and discount	$23,385	$25,070
In 2021, the Company entered into a loan and security agreement (the "New Loan and Security Agreement") with SLR Investment Corp., formerly known as Solar Capital Ltd., for term loans in an aggregate principal amount of $26.0 million. The New Loan and Security Agreement replaced the prior loan and security agreement between the Company and SLR Investment Corp. (the "Prior Loan and Security Agreement").
The term loans under the New Loan and Security Agreement will accrue interest at an annual rate equal to 8.60% plus the greater of (a) the thirty (30) day U.S. Dollar LIBOR rate and (b) 0.10%, payable monthly in arrears. The interest rate was 8.83% as of March 31, 2022. The monthly principal payments of $0.6 million will be paid over a period of 45 months beginning in January 2023 through the final maturity date of September 1, 2026. Per the New Loan and Security Agreement, the date on which repayment of principal commences can be further extended to July 2023 and January 2024, provided we satisfy certain equity related conditions. The term loans are also subject to a prepayment fee of 3.00% if prepayment occurs within the first year subsequent to September 2, 2021, 2.00% in the second year and 1.00% in the third year through final maturity.
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

The scheduled principal maturity of the long-term debt as of March 31, 2022 is as follows (in thousands):

Year Ending December 31,
2022	$—
2023	6,933
2024	6,933
2025	6,934
2026	5,200
$26,000
8. STOCKHOLDERS' EQUITY
Common Stock
On June 5, 2020, the Company entered into a sales agreement with SVB Leerink LLC (“SVB Leerink”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35.0 million from time to time through SVB Leerink, acting as its agent (the “ATM Offering”). During the three months ended March 31, 2022, the Company sold an aggregate of 232,600 shares of its common stock under the ATM Offering for net cash proceeds of $0.6 million, after deducting commissions and expenses of less than $0.1 million.
On March 16, 2022, the Company completed a registered direct offering and in this transaction, and sold 13,089,002 shares of common stock were sold at the market for a purchase price of $1.91 per share, yielding net proceeds of approximately $24.8 million, after deducting expenses of $0.2 million.
2019 Stock Option and Incentive Plan
The 2019 Stock Option and Incentive Plan (the "2019 Plan") was approved by the Company's board of directors on April 29, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and cash-based awards to the Company's officers, employees, directors and consultants. Awards under the 2019 plan generally vest ratably over the vesting period (3-4 years) and have a maximum term of 10 years. The number of shares initially reserved for issuance under the 2019 Plan is 905,000, which was increased on January 1, 2020 and will be increased each January 1 thereafter by 4% of the number of shares of the Company's common stock outstanding on the immediately preceding December 31, or such lesser number of shares determined by the Company's board of directors or compensation committee of the board of directors. The number of options available for future grant under the 2019 Plan was 769,502 as of March 31, 2022.
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
The number of shares available for future issuance under the 2019 ESPP was 846,421 shares as of March 31, 2022.

Stock-Based Compensation Expense
In connection with all share-based payment awards, total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$566	$410
General and administrative	943	1,018
Total stock-based compensation expense	$1,509	$1,428
Fair Value of Stock Options
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
The Black-Scholes option pricing model assumptions are included in the table below.

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.87%	0.76%
Expected option life (in years)	6.13	6.02
Expected dividend yield	—%	—%
Expected volatility	91.4%	97.2%

Stock Option Activity
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding as of January 1, 2022	6,197,288	$5.72
Granted	1,864,259	1.84
Exercised	(8,499)	0.72
Canceled	(26,124)	8.05
Outstanding as of March 31, 2022	8,026,924	$4.81	7.76	$1,856
Exercisable as of March 31, 2022	3,861,142	$6.27	6.27	$254
Vested or expected to vest as of March 31, 2022	7,701,924	$4.75	7.36	$1,550
The intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was nominal.
The weighted-average grant date fair value of the options granted during the three months ended March 31, 2022 and 2021 was $1.03 and $4.81 per share, respectively.
As of March 31, 2022, there was $9.1 million of unrecognized compensation expense that is expected to be recognized over a weighted-average period of approximately 2.7 years.
Restricted Stock Units
The fair values of restricted stock units are based on the market value of the Company's common stock on the date of grant. The following table summarizes the Company's restricted stock unit activity for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 1, 2021	275,350	$4.15
Granted	—	—
Vested	(59,019)	4.73
Forfeited	—	—
Outstanding as of March 31, 2022	216,331	$3.99
As of March 31, 2022, there was $0.3 million of unrecognized compensation expense that is expected to be recognized over a weighted-average period of approximately 1.7 years.

9. NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(19,039)	$(15,189)
Denominator:
Weighted average common shares outstanding, basic and diluted	41,426,107	37,652,158
Net loss per share, basic and diluted	$(0.46)	$(0.40)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	8,026,924	6,038,833
Unvested restricted stock units	216,331	408,503
Shares issuable under employee stock purchase plan	37,820	22,870
	8,281,075	6,470,206
10. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases a facility containing 19,200 square feet of laboratory and office space, which is located at 840 Memorial Drive, Cambridge, Massachusetts. The lease expires in April 2024, subject to an option to extend the lease for an additional three years. The lease agreement and most recent amendment contained escalating rent payments.
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three months ended March 31, 2022 (in thousands, except weighted average figures):

Operating leases	Three Months Ended March 31, 2022
Lease cost
Operating lease cost	$401
Variable lease cost	193
Total lease cost	$594

Other information
Operating cash flows used for operating leases	$603
Weighted average remaining lease term (years)	2.1
Weighted average discount rate (percentage)	9.0%

Future minimum lease payments and lease liabilities as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	As of
Maturity of lease liabilities	March 31, 2022	December 31, 2021
2022	$1,262	$1,672
2023	1,722	1,722
2024	580	580
Total future minimum lease payments	$3,564	$3,974
Less: imputed interest	(328)
Total lease liability	$3,236

Reported as:
Operating lease liability	$1,452
Operating lease liability, net of current portion	1,784
Total lease liability	$3,236
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
11. RELATED-PARTY TRANSACTIONS
In August 2019, the Company entered into a consulting agreement with the chairman of the Company's Board of Directors to provide various consulting services to the Company in exchange for cash and equity compensation. In March 2021, the consulting agreement was modified so that the chairman would no longer receive cash compensation for his consulting services and would instead be compensated solely via equity compensation. The aggregate grant date fair value of the equity awarded to the chairman in 2022 and 2021 for his consulting services was $0.1 million and $0.6 million, respectively. The grant date fair value is calculated in accordance with FASB ASC Topic 718. The total cash paid under the agreement was $0.1 million for the three months ended March 31, 2021. No cash was paid under the agreement for the three months ended March 31, 2022.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report and the audited financial statements and notes included in our Annual Report on Form 10-K, filed with the SEC on March 30, 2022. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Quarterly Report, including under Part I, Item 1A. “Risk Factors” and under “Special Note Regarding Forward-Looking Statements.” In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
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
To date, we have funded our operations with proceeds from the sale of preferred stock and common stock, and borrowing of debt. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $19.0 million and $15.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $356.3 million. We expect to continue to incur significant expenses for at least the next several years as we continue to develop our product candidates.

Based on our current operating plan, we believe we do not have sufficient cash, cash equivalents, and marketable securities to support current operations through a full 12 months from the issuance date of this Quarterly Report on Form 10-Q. We will need substantial additional funding to continue development of our current and potential future pipeline candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt re-financings, collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all, including as a result of market volatility following the COVID-19 pandemic. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. Further, inflation may affect our use of capital resources by increasing our cost of labor and clinical trial expenses. We also intend to continue to evaluate options to refinance our outstanding long-term debt with SLR Investment Corp. The amounts involved in any such transactions, individually or in the aggregate, may be material. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.
An overview of our current therapeutic product candidates and their planned next development steps is illustrated below:
AXA1125 for Nonalcoholic Steatohepatitis (NASH)
AXA1125 is currently being developed as an oral product candidate for the treatment of NASH. In 2021, our IND for this candidate was cleared by the FDA, enabling us to proceed directly into a global Phase 2b Clinical Trial that was initiated in the second quarter of 2021. We branded this global trial EMMPACT based on the potential for AXA1125, an EMM composition, to deliver meaningful, multifactorial clinical benefits to patients with NASH. Based on AXA1125’s differentiated, multi-targeted design and data from our earlier Clinical Studies, we believe this candidate holds the potential, if approved, to serve as a first-line NASH monotherapy for both adult and pediatric patients and be used in combination with other agents if required.

We have conducted two prior Clinical Studies of AXA1125 in subjects with presumed NASH. AXA1125 was generally well tolerated in both of these studies with meaningful and sustained reductions shown in key measures of hepatic fat, insulin resistance, inflammation and fibrosis. In 2020, Axcella completed its most recent Clinical Study of AXA1125, AXA1125-003. This was a 16-week (with a two-week follow-up), randomized, single-blind, placebo-controlled Clinical Study to assess safety, tolerability and impact on the liver structure and function of two distinct EMM compositions, AXA1125 and AXA1957, in 102 adult subjects with NAFLD. Key inclusion criteria for this study included having at least 10% fat by MRI-PDFF and a corrected T1, or cT1, a measure of liver injury by multiparametric MRI, of at least 830 mSec. Subjects were stratified by the presence or absence of T2D. In this study, subjects received either AXA1125, two different doses of AXA1957 or a calorie-matched placebo control twice a day, or BID. Results from the study showed that AXA1125 and AXA1957 were generally well-tolerated, with sustained reductions noted for both product candidates versus placebo in key biomarkers of metabolism, inflammation and fibrosis over 16 weeks.
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
AXA1125 for the Treatment of Long COVID
AXA1125 is also currently being developed as a product candidate for the treatment of Long COVID. In October 2021, we announced that our Clinical Trial Authorisation application, or CTA, for this candidate was cleared by the Medicines and Healthcare products Regulatory Agency, or MHRA, in the United Kingdom, enabling us to proceed directly into a Phase 2a Clinical Trial, which was initiated in the fourth quarter of 2021. Based on AXA1125’s differentiated, multi-targeted design and data from our earlier Clinical Studies, we believe this candidate holds the potential, if approved, to serve as a first-line Long COVID therapy for patients.
Following clearance of a CTA filing by the United Kingdom’s MHRA, we initiated a Phase 2a Clinical Trial of AXA1125. The Phase 2a trial is a randomized, double-blind, placebo-controlled investigation to evaluate the efficacy and safety of AXA1125 in patients with exertional fatigue related to Long COVID. Approximately 40 patients will be enrolled and randomized evenly to receive either 67.8 grams per day of AXA1125 or a matched placebo in two divided doses for 28 days, with a one-week safety follow-up period. This same daily dose of AXA1125 has already been investigated in a 12-week Clinical Study in subjects with presumed NASH and was generally well tolerated.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Operating expenses:
Research and development	$13,544	$10,240	$3,304
General and administrative	4,786	4,256	530
Total operating expenses	18,330	14,496	3,834
Loss from operations	(18,330)	(14,496)	(3,834)
Other income (expense):
Other income (expense), net	(709)	(693)	(16)
Total other income (expense), net	(709)	(693)	(16)
Net loss	$(19,039)	$(15,189)	$(3,850)

Research and Development Expenses
The following table summarizes our research and development expenses incurred during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Salary and benefits-related	$4,182	$3,352	$830
Clinical research and outside services	8,271	5,420	2,851
Facility-related and other	1,091	1,468	(377)
Total research and development expenses	$13,544	$10,240	$3,304
Salary and benefits-related costs increased by $0.8 million due to higher headcount and related compensation. Clinical research and outside services costs increased by $2.9 million due to expenses incurred for our AXA1125 EMMPACT Phase 2b Clinical Trial and AXA1125 Phase 2a Clinical Trial to treat Long COVID.
General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Salary and benefits-related	$3,004	$2,665	$339
Other contract services and outside costs	1,514	1,293	221
Facility-related and other	268	298	(30)
Total general and administrative expenses	$4,786	$4,256	$530
Salary and benefits-related costs increased by $0.3 million due to higher employee and employee-related costs. Other contract services and outside costs increased by $0.2 million due to higher consulting and professional fees.
Other Income (Expense), Net
Other income (expense), net was $0.7 million for the three months ended March 31, 2022 and March 31, 2021. Other income (expense), net consists primarily of interest expense on the Loan and Security Agreement in both periods presented.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $19.0 million and $15.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $356.3 million. We expect to incur net losses as we continue to develop our product candidates, and our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Additionally, we are required to comply with an unrestricted minimum cash level in accordance with our Loan and Security Agreement with SLR Investment Corp. until certain clinical trial data conditions are met, and there is a risk that we may be unable to remain in compliance with those financial covenants in the future in which case the debt may become immediately due and payable.
To date, we have primarily financed our operations with proceeds from the sale of preferred and common stock and borrowing of debt, including the following significant transactions:
•On March 16, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional purchasers and certain directors and officers of the Company named therein. Pursuant to the Purchase Agreement, we sold and issued an aggregate of 13,089,002 shares of common stock, at a purchase price of $1.91 per share in a registered direct offering for net proceeds of approximately $24.8 million after deducting estimated offering expenses payable by us.
•From time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million through SVB Leerink LLC, acting as our agent (the “ATM Offering”). Cumulative through March 31, 2022, we have sold an aggregate of 3,285,308 shares of common stock under the ATM Offering for net cash proceeds of $14.7 million after deducting commissions and expenses of $0.9 million. During the three months ended March 31, 2022, we issued 232,600 shares of our common stock in a series of sales under the ATM Offering for aggregate net proceeds of $0.6 million after deducting commissions and expenses of less than $0.1 million.
As of March 31, 2022, we had cash, cash equivalents and marketable securities of $63.2 million. Our cash equivalents and marketable securities as of March 31, 2022 consisted of bank deposits, money market funds that invest in U.S. treasury securities, and corporate obligations, which enables us to achieve our liquidity and capital needs.

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash used in operating activities	$(16,862)	$(14,145)
Cash provided by (used in) investing activities	13,160	(14,392)
Cash provided by (used in) financing activities	25,318	(4)
Net increase (decrease) in cash and cash equivalents	$21,616	$(28,541)
Operating Activities
During the three months ended March 31, 2022, operating activities used $16.9 million of cash, primarily resulting from a net loss of $19.0 million, partially offset by non-cash charges of $1.8 million, including $1.5 million of stock-based compensation, and changes in our operating assets and liabilities of $0.4 million.
During the three months ended March 31, 2021, operating activities used $14.1 million of cash, primarily resulting from a net loss of $15.2 million and changes in our operating assets and liabilities of $0.8 million, both partially offset by non-cash charges of $1.8 million, including $1.4 million of stock-based compensation.
Investing Activities
During the three months ended March 31, 2022, net cash provided by investing activities consisted primarily of sales and maturities of marketable securities.
During the three months ended March 31, 2021, net cash used in investing activities primarily consisted of the purchase of marketable securities totaling $16.7 million, which was partially offset by marketable securities maturing totaling $2.4 million.
Financing Activities
During the three months ended March 31, 2022, net cash provided by financing activities consisted of net proceeds from the issuance of common stock, which were partially offset by payments of the principal portion of a finance lease.
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
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance existing product candidates and develop new clinical and pre-clinical programs. Our cash requirements depend on numerous factors, including, without limitation, expenditures in connection with our research and development programs, including with respect to the timing and progress of Clinical Trials, Clinical Studies and preclinical development activities; payments to CROs, CMOs and other third-party providers; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our ability to raise additional equity or debt financing; potential repayments of our long-term debt; and our ability to enter into collaboration or license agreements and our receipt of any upfront, milestone or other payments thereunder. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. Further, inflation may affect our use of capital resources by increasing our cost of labor and clinical trial expenses. See “Risk Factors” for further discussion of these and additional risks and uncertainties that may significantly affect the timing and amount of expenditures of our capital resources.
Based on our current operating plan, we believe we do not have sufficient cash, cash equivalents, and marketable securities to support current operations through a full 12 months from the issuance date of this Quarterly Report on Form 10-Q. We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt re-financings, collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all, including as a result of market volatility following the COVID-19 pandemic. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. Further, inflation may affect our use of capital resources by increasing our cost of labor and clinical trial expenses. We also intend to continue to evaluate options to refinance our outstanding long-term debt. The amounts involved in any such transactions, individually or in the aggregate, may be material. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Use of Estimates
Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. During the three months ended March 31, 2022, we adopted ASU 2016-02, Leases (Topic 842) and the related accounting policies. Other than the adoption of the lease standard, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 30, 2022.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2022 were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
We are a biotechnology company with a limited operating history. Investment in product development in the healthcare industry, including of biotechnology products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate an adequate effect or an acceptable safety profile, gain regulatory approval and/or become commercially viable. At this time, we are pursuing development of AXA1665 and AXA1125 in Clinical Trials under INDs for the reduction in risk of recurrent OHE and for the treatment of NASH, respectively. Additionally, we initiated a Clinical Trial of AXA1125 for the treatment of Long COVID under a CTA in December 2021. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2008. Our net loss was $19.0 million for the three months ended March 31, 2022 and $15.2 million for the three months ended March 31, 2021. As of March 31, 2022, we had an accumulated deficit of $356.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates in Clinical Studies, Clinical Trials for any product candidate we elect to develop as a drug product candidate under an IND or non-U.S. equivalent and as we seek regulatory approvals, as necessary, for and commercialize our product candidates, if approved. In addition, inflationary pressure could adversely impact our financial results. We anticipate that our expenses will increase substantially if, and as, we:
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
As of March 31, 2022, we had cash, cash equivalents and marketable securities of $63.2 million, and an accumulated deficit of $356.3 million. We believe that we will require additional working capital to fund our planned operations through a full 12 months from the issuance date of this Quarterly Report on Form 10-Q. In March 2022, we sold common stock through a registered direct offering for net proceeds of approximately $24.8 million after deducting estimated offering expenses payable by us. Additional funding will be necessary beyond this point to continue to fund our research and development activities. Our plans to alleviate our financing requirements include, among other things, pursuing the sale of our common stock and funding through the establishment of a collaboration(s) with a potential partner(s) to further advance our product pipeline, none of which can be guaranteed or are entirely within our control. If we are unable to alleviate our financing requirements via these means, we could be forced to discontinue some of our operations or develop and implement a plan to further extend payables, reduce overhead or scale back our current operating plan until sufficient additional capital is raised to support further operations. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern, and; therefore, it may be more difficult for us to attract investors. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations.
We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete development and commercialization of our product candidates.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts for our current and future programs: to conduct further research and development, preclinical studies, Clinical Studies and/or Clinical Trials for any product candidates we elect to develop as a drug product candidate under an IND or non-U.S. equivalent; to validate the manufacturing process and specifications for our product candidates; to seek regulatory approvals for or identify alternate regulatory pathways to market for our product candidates; and to launch and commercialize any products for which we receive regulatory approval or identify an alternate regulatory pathway to market, including potentially building our own commercial organization. As of March 31, 2022, we had $63.2 million of cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities balance is not sufficient to fund our operating expenses, capital expenditure requirements and New Loan and Security Agreement obligations through at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from our expectations, and we will in any event require additional capital in order to complete clinical development of any of our current product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
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

Our current operations are located in Massachusetts; and we or the third parties upon whom we depend on may be adversely affected by natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
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
As of March 31, 2022, we had cash, cash equivalents and marketable securities of $63.2 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents and marketable securities since March 31, 2022, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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
In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The success of our product candidates, if approved for therapeutic indications, depends on the availability of adequate coverage and reimbursement from third-party payors, including governmental healthcare programs, such as Medicare and Medicaid, commercial payors and health maintenance organizations. In addition, because our product candidates have the potential to represent a relatively new approach to the treatment of the diseases, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. See section entitled “Business – Regulation of Drug Product Candidates and Drugs – Coverage and Reimbursement” in Part I Item 1, Business of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. Among policy-makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. See section entitled “Business – Regulation of Drug Product Candidates and Drugs – Current and Future Healthcare Reform Legislation” in Part I Item 1, Business of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the U.S., our operations may be directly, or indirectly through our future, potential customers and third-party payors, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act (“FCA”), and data privacy and physician sunshine laws and regulations. These laws or their relevant foreign counterparts may impact, among other things, our proposed sales, marketing, and education programs and our relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient privacy regulation by the federal government and the states in the U.S. as well as other jurisdictions. See section entitled “Business – Regulation of Drug Product Candidates and Drugs – Other Healthcare and Privacy Laws” in Part I Item 1, Business of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
We plan to conduct Clinical Trials in the European Union or the United Kingdom, which may subject us to additional privacy restrictions. The collection, use, storage, disclosure, transfer, and other processing of personal data, including health data in the European Union is governed by the provisions of the GDPR, which became effective on May 25, 2018. It imposes several requirements relating to the processing health and other sensitive data, the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data, implementation of safeguards to protect the security and confidentiality of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the European Union to third countries, such as the United States (see below). Failure to comply with the requirements of the GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
In addition, further to the United Kingdom’s exit from the European Union on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into United Kingdom law (referred to as the ‘UK GDPR’). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. In this document, “GDPR” refers to both the EU and the UK GDPR, unless specified otherwise.
The GDPR imposes strict rules on the transfer of personal data out of the EEA/UK to third countries, including the United States. A decision by the Court of Justice of the European Union, or CJEU, in 2020 invalidated the EU-U.S. Privacy Shield Framework, which was one of the primary mechanisms used by U.S. companies to import personal information from the EEA in compliance with the GDPR's cross-border data transfer restrictions, and raised questions about whether the European Commission's Standard Contractual Clauses, or SCCs, one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from the EEA to the United States or most other countries. Furthermore, on June 4, 2021, the European Commission issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA, or otherwise subject to the GDPR, to controllers or processors established outside the EEA, and not subject to the GDPR. The new forms of standard contractual clauses have replaced the standard contractual clauses that were adopted previously under the Data Protection Directive. The UK is not subject to the European Commission’s new standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement, which enables transfers from the UK. If we conduct Clinical Trials in the European Union or the United Kingdom, we will be required to transition to the new forms of standard contractual clauses and doing so will require significant effort and cost. Although the United Kingdom is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the United Kingdom as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the United Kingdom remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The United Kingdom government has confirmed that personal data transfers from the United Kingdom to the European Economic Area remain free flowing.
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
Much like the federal Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to physicians is sometimes governed by the national anti-bribery laws of European Union Member States, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.
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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, development platform and other technologies we may develop. We seek to protect our proprietary position by filing patent applications in the United States and abroad relating to our product candidates and development platform, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. As of March 31, 2022, we have 9 granted U.S. patents covering certain of our product candidates, and we have filed or intend to file patent applications on our product candidates, certain aspects of our development platform and other technology; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.
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
As of March 31, 2022, our executive officers, directors and their affiliates and 5% stockholders held, in the aggregate, approximately 79.7% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may feel are otherwise in their best interests.

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

General Risk Factors
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
We will continue to incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to public company compliance initiatives.
As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, as amended, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Global Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as "say on pay" and proxy access. The rules and regulations applicable to public companies have substantially increased and may further increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
These inherent limitations include the facts that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
Global economic uncertainty and unfavorable global economic conditions caused by political instability, changes in trade agreements and conflicts, such as the conflict between Russia and Ukraine, could adversely affect our business, financial condition, results of operations or prospects.
Our business, financial condition, results of operations or prospects could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, economic uncertainties in various global markets caused by political instability and conflict, or additional global financial crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our inability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)    Recent Sales of Unregistered Equity Securities
None.
(b)    Not Applicable.
(c)    Issuer Purchases of Equity Securities
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

10.1
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

AXCELLA HEALTH INC.

Date: May 5, 2022	By:	/s/ William R. Hinshaw, Jr.
William R. Hinshaw, Jr. President, Chief Executive Officer and Director

AXCELLA HEALTH INC.

Date: May 5, 2022	By:	/s/ Robert Crane
Robert Crane Senior Vice President and Chief Financial Officer