Form 10-Q
period 2022-06-30
Axcella Health Inc.
filed 2022-08-12
CIK 1633070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2022, the registrant had 52,643,309 shares of common stock, $0.001 par value per share, outstanding.

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

AXCELLA HEALTH INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)

AXCELLA HEALTH INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of
	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$34,077	$23,574
Marketable securities	10,323	31,474
Prepaid expenses and other current assets	1,744	1,598
Total current assets	46,144	56,646
Property and equipment, net	937	870
Operating lease right-of-use asset	2,686	—
Other assets	211	211
Total assets	$49,978	$57,727
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,995	$4,301
Accrued expenses and other current liabilities	8,216	5,849
Current portion of long-term debt	3,467	—
Operating lease liability	1,497	—
Total current liabilities	17,175	10,150
Long-term debt, net of current portion and discount	21,701	25,070
Operating lease liability, net of current portion	1,391	—
Other liabilities	413	499
Total liabilities	40,680	35,719
Commitments and contingencies (Note 10)	—	—
Stockholders' equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 53,058,369 and 39,605,701 shares issued and 52,639,388 and 39,186,720 shares outstanding at June 30, 2022 and December 31, 2021, respectively	53	40
Additional paid-in capital	386,897	359,261
Treasury stock, 418,981 shares at cost	—	—
Accumulated other comprehensive loss	(66)	(52)
Accumulated deficit	(377,586)	(337,241)
Total stockholders' equity	9,298	22,008
Total liabilities and stockholders' equity	$49,978	$57,727
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$16,866	$10,298	$30,410	$20,538
General and administrative	3,753	4,946	8,539	9,202
Total operating expenses	20,619	15,244	38,949	29,740
Loss from operations	(20,619)	(15,244)	(38,949)	(29,740)
Other income (expense):
Interest income	65	48	87	83
Interest expense	(752)	(734)	(1,456)	(1,462)
Other expense	—	(5)	(27)	(5)
Total other income (expense), net	(687)	(691)	(1,396)	(1,384)
Net loss	$(21,306)	$(15,935)	$(40,345)	$(31,124)
Net loss per share, basic and diluted	$(0.40)	$(0.42)	$(0.86)	$(0.83)
Weighted average common shares outstanding, basic and diluted	52,616,279	37,732,196	47,052,105	37,692,398
Comprehensive loss:
Net loss	$(21,306)	$(15,935)	$(40,345)	$(31,124)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	4	18	(14)	25
Comprehensive loss	$(21,302)	$(15,917)	$(40,359)	$(31,099)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(40,345)	$(31,124)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	159	132
Stock-based compensation	2,103	3,105
Non-cash interest expense	263	325
Non-cash lease expense	(26)	—
Other non-cash items	163	419
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(146)	424
Accounts payable	(137)	36
Accrued expenses and other current liabilities	2,437	(1,684)
Net cash used in operating activities	(35,529)	(28,367)
Cash flows from investing activities:
Purchases of property and equipment	(202)	(296)
Purchases of marketable securities	—	(23,234)
Proceeds from sales and maturities of marketable securities	20,974	13,576
Net cash provided by (used in) investing activities	20,772	(9,954)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	25,456	578
Offering costs paid	(193)	—
Proceeds from exercise of common stock options and ESPP	90	140
Repayments of the principal portion of finance lease	(93)	(47)
Net cash provided by financing activities	25,260	671
Net increase (decrease) in cash and cash equivalents	10,503	(37,650)
Cash and cash equivalents, beginning of period	23,574	71,590
Cash and cash equivalents, end of period	$34,077	$33,940
Supplemental cash flow information:
Cash paid for interest	$1,200	$1,137
Supplemental disclosure of non-cash activities:
Obtaining a right-of-use asset in exchange for an operating lease liability	$3,340	$—
Purchases of property and equipment included in accounts payable	$26	$17
Offering costs incurred but unpaid at period end	$—	$53
Property and equipment acquired through a capital lease	$—	$534
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

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands, except share data)

	Three and Six Months Ended June 30, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Par value
BALANCE - January 1, 2022	39,605,701	$40	$359,261	$(52)	$(337,241)	$22,008
Issuance of common stock, net of issuance costs of $222,639	13,321,602	13	25,413			25,426
Exercise of common stock options	8,499	—	6			6
Vesting of restricted stock units	59,019	—	—			—
Stock-based compensation			1,509			1,509
Unrealized loss on marketable securities				(18)		(18)
Net loss					(19,039)	(19,039)
BALANCE - March 31, 2022	52,994,821	$53	$386,189	$(70)	$(356,280)	$29,892
Costs incurred for the issuance of common stock	—	—	30			30
Exercise of common stock options						—
Vesting of restricted stock units	5,797	—	—			—
Issuance of common stock related to ESPP	57,751	—	84			84
Stock-based compensation			594			594
Unrealized gain on marketable securities				4		4
Net loss					(21,306)	(21,306)
BALANCE - June 30, 2022	53,058,369	$53	$386,897	$(66)	$(377,586)	$9,298
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. NATURE OF BUSINESS
Company Overview
Axcella Health Inc., doing business as “Axcella Therapeutics,” and subsidiaries ("Axcella," the "Company," "we" or "us") is a clinical-stage biotechnology company that was incorporated in Delaware on August 27, 2008 and has a principal place of business in Cambridge, Massachusetts. The Company is focused on pioneering a new approach to treat complex diseases using compositions of endogenous metabolic modulators, or EMMs. The Company's product candidates are comprised of multiple EMMs that are engineered in distinct combinations and ratios with the goal of simultaneously impacting multiple biological pathways. The Company's pipeline includes lead therapeutic candidates for the treatment of non-alcoholic steatohepatitis, or NASH, and for the treatment of Long COVID (also known as Post COVID-19 Condition and Post-Acute Sequelae of COVID-19, or “PASC”) associated fatigue.
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

Historically, the Company has funded its operations with proceeds from sales of preferred and common stock and borrowings under a loan and security agreement. The Company may never commercialize a product and achieve profitability, and unless and until it does, the Company will need to raise additional capital. The Company has had recurring losses since inception and incurred losses of $21.3 million and $40.3 million during the three and six months ended June 30, 2022, respectively, and an accumulated deficit of $377.6 million. Net cash used in operations for the six months ended June 30, 2022 was $35.5 million. The Company has spent, and expects to continue to spend, significant funds to continue development of its current and potential future pipeline candidates and continue to generate operating losses for the foreseeable future. As of June 30, 2022, the Company had cash, cash equivalents and marketable securities of $44.4 million. In accordance with its loan and security agreement with SLR Investment Corp., the Company is required to comply with an unrestricted minimum cash level of $20.0 million until certain clinical trial data conditions are met, and there is a risk that the Company may be unable to remain in compliance with those financial covenants in the future in which case the debt may become immediately due and payable. Based on its current operating plan, the Company believes that it has sufficient cash, cash equivalents and marketable securities to fund its operations into the first quarter of 2023, provided that, if the Company is unable to satisfy the financial covenants, and SLR Investment Corp. seeks immediate repayment of the loan in full, the Company believes that its cash, cash equivalents and marketable securities will be sufficient to fund its operations into the fourth quarter of 2022. The Company does not have sufficient cash, cash equivalents, and marketable securities to support current operations through a full 12 months from the issuance date of this Quarterly Report on Form 10-Q.
Accordingly, the foregoing conditions, taken together, raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these condensed consolidated financial statements. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In response to these conditions, in March 2022, the Company secured approximately $24.8 million in net proceeds through a registered direct offering of common stock. The Company will also be seeking additional financing options to raise additional capital going forward. However, there is no assurance the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and it may not be able to enter into other arrangements to obtain additional financing, and therefore cannot be deemed probable. As a result the Company has concluded that these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
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
Furthermore, the accompanying condensed consolidated financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. On January 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842) and the related accounting policies. Other than the adoption of Topic 842, there were no material changes to the Company's significant accounting policies and estimates as reported in its Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 30, 2022. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2021. The accompanying interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2022, the results of its operations for the three and six months ended June 30, 2022 and 2021, its cash flows for the six months ended June 30, 2022 and 2021, and its statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021.
The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Marketable Securities
The Company’s marketable securities, which consisted of corporate debt obligations as of June 30, 2022, are classified as available-for-sale and are reported at fair value. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
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
Concentrations of Credit Risk
The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company’s cash equivalents and marketable securities as of June 30, 2022 consisted of bank deposits, money market funds that invest in U.S. treasury securities, and corporate obligations. The Company invests in high-quality financial instruments and it's portfolio does not consist of any instrument with a maturity duration in excess of twenty-four months, which the Company believes limits it's credit risk.
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
Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the three and six months ended June 30, 2022, the Company’s only element of other comprehensive loss was unrealized gains (losses) on marketable securities.
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
3. MARKETABLE SECURITIES
As of June 30, 2022, and December 31, 2021, marketable securities by security type consisted of the following (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate obligations	$10,388	$—	$(66)	$10,322

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate obligations	$31,526	$—	$(52)	$31,474
The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2022 and December 31, 2021, the balance in accumulated other comprehensive loss was comprised solely of activity related to marketable securities. For the six months ended June 30, 2022, the Company recognized realized losses on the sale or maturity of marketable securities of less than $0.1 million, as a result, the Company reclassified amounts out of accumulated other comprehensive loss during the period. There were no realized gains or losses on the sale or maturity of marketable securities for the three months ended June 30, 2021.
The aggregate fair value of marketable securities by contractual maturity were as follows (in thousands):

Contractual Maturities	June 30, 2022	December 31, 2021
Mature in one year or less	$10,322	$28,220
Mature in two years or less	—	3,254
Total	$10,322	$31,474
As of June 30, 2022, the Company did not intend to sell, and was more than likely not required to sell, the debt securities in a loss position before recovery of their amortized cost bases. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment at June 30, 2022.
There were sales of marketable securities during the six months ended June 30, 2022 worth $8.9 million. No such sales occurred during the three months ended June 30, 2022 or the three and six months ended June 30, 2021.

4. FAIR VALUE MEASUREMENTS
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$31,577	$—	$—	$31,577
Marketable securities:
Corporate obligations	—	10,322	—	10,322
Total	$31,577	$10,322	$—	$41,899

	Fair Value Measurements at December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$23,021	$—	$—	$23,021
Marketable securities:
Corporate obligations	—	31,474	—	31,474
Total	$23,021	$31,474	$—	$54,495
As of June 30, 2022 and December 31, 2021, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. The Company’s marketable securities consist of corporate obligations which are adjusted to fair value at each balance sheet date, based on quoted prices, which are considered Level 2 inputs. During the three months ended June 30, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.
5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Laboratory equipment	$3,564	$3,426
Leasehold improvements	564	564
Office and computer equipment	236	148
Furniture and fixtures	122	122
Property and equipment	4,486	4,260
Less: accumulated depreciation and amortization	(3,549)	(3,390)
Property and equipment, net	$937	$870
Depreciation and amortization expense was $0.2 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively. There were no disposals for the six months ended June 30, 2022. Property and equipment totaling $0.3 million was disposed of for the six months ended June 30, 2021, and no gains or losses were recorded.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued employee compensation and benefits	$2,516	$3,005
Accrued external research and development expenses	4,870	2,000
Accrued professional fees	650	601
Other	180	243
Total accrued expenses and other current liabilities	$8,216	$5,849
7. DEBT FINANCING
Long-term debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Principal amount of long-term debt	$26,000	$26,000
Debt discount	(175)	(196)
Deferred financing fees	(657)	(734)
Current portion of long-term debt	(3,467)	—
Long-term debt, net of current portion and discount	$21,701	$25,070
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
The term loans under the New Loan and Security Agreement will accrue interest at an annual rate equal to 8.60% plus the greater of (a) the thirty (30) day U.S. Dollar LIBOR rate and (b) 0.10%, payable monthly in arrears. The interest rate was 9.72% as of June 30, 2022. The monthly principal payments of $0.6 million will be paid over a period of 45 months beginning in January 2023 through the final maturity date of September 1, 2026. Per the New Loan and Security Agreement, the date on which repayment of principal commences can be further extended to July 2023 and January 2024, provided we satisfy certain equity related conditions. The term loans are also subject to a prepayment fee of 3.00% if prepayment occurs within the first year subsequent to September 2, 2021, 2.00% in the second year and 1.00% in the third year through final maturity.
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

The scheduled principal maturity of the long-term debt as of June 30, 2022 is as follows (in thousands):

Year Ending December 31,
2022	$—
2023	6,933
2024	6,933
2025	6,934
2026	5,200
$26,000
8. STOCKHOLDERS' EQUITY
Common Stock
On June 5, 2020, the Company entered into a sales agreement with SVB Leerink LLC (“SVB Leerink”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35.0 million from time to time through SVB Leerink, acting as its agent (the “ATM Offering”). During the six months ended June 30, 2022, the Company sold an aggregate of 232,600 shares of its common stock under the ATM Offering for net cash proceeds of $0.6 million, after deducting commissions and expenses of less than $0.1 million.
In March 2022, the Company completed a registered direct offering and in this transaction, and sold 13,089,002 shares of common stock were sold at the market for a purchase price of $1.91 per share, yielding net proceeds of approximately $24.8 million, after deducting expenses of $0.2 million.
2019 Stock Option and Incentive Plan
The 2019 Stock Option and Incentive Plan (the "2019 Plan") was approved by the Company's board of directors on April 29, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and cash-based awards to the Company's officers, employees, directors and consultants. Awards under the 2019 plan generally vest ratably over the vesting period (3-4 years) and have a maximum term of 10 years. The number of shares initially reserved for issuance under the 2019 Plan is 905,000, which was increased on January 1, 2020 and will be increased each January 1 thereafter by 4% of the number of shares of the Company's common stock outstanding on the immediately preceding December 31, or such lesser number of shares determined by the Company's board of directors or compensation committee of the board of directors. The number of options available for future grant under the 2019 Plan was 1,034,033 as of June 30, 2022.
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
The number of shares available for future issuance under the 2019 ESPP was 788,670 shares as of June 30, 2022.

Stock-Based Compensation Expense
In connection with all share-based payment awards, total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$275	$440	$841	$850
General and administrative	319	1,237	1,262	2,255
Total stock-based compensation expense	$594	$1,677	$2,103	$3,105
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
The Black-Scholes option pricing model assumptions are included in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	2.89%	1.03%	2.01%	0.82%
Expected option life (in years)	5.75	5.92	6.08	6.00
Expected dividend yield	—%	—%	—%	—%
Expected volatility	95.3%	96.5%	91.9%	97.0%

Stock Option Activity
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding as of January 1, 2022	6,197,288	$5.72
Granted	2,154,259	1.86
Exercised	(8,499)	0.72
Canceled	(552,714)	4.58
Outstanding as of June 30, 2022	7,790,334	$4.74	7.52	$865
Exercisable as of June 30, 2022	4,133,540	$6.14	5.98	$167
Vested or expected to vest as of June 30, 2022	7,465,334	$4.67	7.12	$735
The intrinsic value of options exercised during the six months ended June 30, 2022 and 2021 was nominal.
The weighted-average grant date fair value of the options granted during the six months ended June 30, 2022 and 2021 was $1.09 and $4.39 per share, respectively.
As of June 30, 2022, there was $7.3 million of unrecognized compensation expense that is expected to be recognized over a weighted-average period of approximately 2.5 years.
Restricted Stock Units
The fair values of restricted stock units are based on the market value of the Company's common stock on the date of grant. The following table summarizes the Company's restricted stock unit activity for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 1, 2022	275,350	$4.15
Granted	47,059	1.70
Vested	(64,816)	4.56
Forfeited	(75,000)	3.13
Outstanding as of June 30, 2022	182,593	$3.80
As of June 30, 2022, there was $0.3 million of unrecognized compensation expense that is expected to be recognized over a weighted-average period of approximately 1.6 years.

9. NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(21,306)	$(15,935)	$(40,345)	$(31,124)
Denominator:
Weighted average common shares outstanding, basic and diluted	52,616,279	37,732,196	47,052,105	37,692,398
Net loss per share, basic and diluted	$(0.40)	$(0.42)	$(0.86)	$(0.83)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2022	2021
Options to purchase common stock	7,790,334	6,135,310
Unvested restricted stock units	182,593	357,513
Shares issuable under employee stock purchase plan	65,790	8,280
	8,038,717	6,501,103
10. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases a facility containing 19,200 square feet of laboratory and office space, which is located at 840 Memorial Drive, Cambridge, Massachusetts. The lease expires in April 2024, subject to an option to extend the lease for an additional three years. The lease agreement and most recent amendment contained escalating rent payments.
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2022 (in thousands, except weighted average figures):

Operating leases	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Lease cost
Operating lease cost	$401	$803
Variable lease cost	160	353
Total lease cost	$561	$1,156

Other information
Operating cash flows used for operating leases	$578	$1,181
Weighted average remaining lease term (years)	1.8	1.8
Weighted average discount rate (percentage)	9.0%	9.0%

For the three and six months ended June 30, 2022, the Company incurred $0.6 million and $1.2 million in operating lease expense, respectively, and made lease payments of $0.6 million and $1.2 million, respectively, with such amounts reflected in the condensed consolidated statements of cash flows in operating activities.
As the result of adopting ASU 2016-02 using the modified retrospective transition method, we did not restate periods prior to the adoption date of January 1, 2022. These periods continue to be presented in accordance with ASC 840. Future minimum lease payments and lease liabilities as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	As of
Maturity of lease liabilities	June 30, 2022	December 31, 2021
2022	$844	$1,672
2023	1,722	1,722
2024	580	580
Total future minimum lease payments	$3,146	$3,974
Less: imputed interest	(258)
Total lease liability	$2,888

Reported as:
Operating lease liability	$1,497
Operating lease liability, net of current portion	1,391
Total lease liability	$2,888
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
11. RELATED-PARTY TRANSACTIONS
The chairman of the Company's Board of Directors had received compensation for consulting services under a consulting agreement by and between the chairman and the Company. In March 2022, the chairman and the Company mutually agreed to terminate the consulting agreement, with such termination to be effective immediately. The consulting agreement was terminated in connection with a new compensation arrangement for the chairman’s service as the non-executive chairman of the Board.

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
Overview
We are a clinical-stage biotechnology company focused on pioneering a new approach to treat complex diseases using compositions of endogenous metabolic modulators, or EMMs. Our product candidates are comprised of multiple EMMs that are engineered in distinct combinations and ratios with the goal of simultaneously impacting multiple biological pathways. Our pipeline includes lead therapeutic candidates for the treatment of non-alcoholic steatohepatitis, or NASH, for the treatment of Long COVID (also known as Post COVID-19 Condition and Post-Acute Sequelae of COVID-19, or “PASC”) associated fatigue.
Using our discovery platform, we have efficiently designed product candidates that are comprised of amino acids and their derivatives, which have a general history of safe use. The orally administered EMM compositions that we have tested clinically to date in our development model have shown the potential to generate multifactorial effects in our initial Clinical Studies.
To date, we have funded our operations with proceeds from the sale of preferred stock and common stock, and borrowing of debt. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $21.3 million and $40.3 million for the three and six months ended June 30, 2022, respectively. Net losses for the same periods ended June 30, 2021 were $15.9 million and $31.1 million, respectively. As of June 30, 2022, we had an accumulated deficit of $377.6 million. We expect to continue to incur significant expenses for at least the next several years as we continue to develop our product candidates.

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $44.4 million. We are required to comply with an unrestricted minimum cash level of $20.0 million in accordance with our loan and security agreement with SLR Investment Corp. until certain clinical trial data conditions are met, and there is a risk that we may be unable to remain in compliance with those financial covenants in the future in which case the debt may become immediately due and payable. Based on our current operating plan, we believe that we have sufficient cash, cash equivalents and marketable securities to fund our operations into the first quarter of 2023, provided that, if we are unable to satisfy the financial covenants contained in our loan and security agreement with SLR Investment Corp., and SLR Investment Corp. seeks immediate repayment of our loan in full, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operations into the fourth quarter of 2022. We do not have sufficient cash, cash equivalents and marketable securities to support current operations through a full 12 months from the issuance date of this Quarterly Report on Form 10-Q. We will need substantial additional funding to continue development of our current and potential future pipeline candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt re-financings, collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all, including as a result of market volatility following the COVID-19 pandemic. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. Further, inflation may affect our use of capital resources by increasing our cost of labor and clinical trial expenses. We also intend to continue to evaluate options to refinance our outstanding debt with SLR Investment Corp. The amounts involved in any such transactions, individually or in the aggregate, may be material. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.
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
Following clearance of the CTA, we initiated a Phase 2a Clinical Trial of AXA1125. The Phase 2a trial is a randomized, double-blind, placebo-controlled investigation to evaluate the efficacy and safety of AXA1125 in patients with exertional fatigue related to Long COVID. 41 patients were enrolled and randomized to receive either 67.8 grams per day of AXA1125 or a matched placebo in two divided doses for 28 days, with a one-week safety follow-up period. This same daily dose of AXA1125 has already been investigated in a 12-week Clinical Study in subjects with presumed NASH and was generally well tolerated.

The Phase 2a trial’s primary endpoint was change in phosphocreatine (PCr) recovery time, as measured by 31-phosphorus magnetic resonance spectroscopy (MRS), from baseline to Day 28 as an assessment of improvement of mitochondrial function within the skeletal muscle. PCr recovery time is a well-established and highly sensitive measure that has been strongly correlated with the 6-minute walk test (6MWT), a functional measure that has been used as a registrational endpoint in several other diseases in which fatigue and muscle weakness play a central role. Key secondary endpoints include lactate levels, a 6MWT, patient reported fatigue scores assessed by the Chalder Fatigue Questionnaire (CFQ-11), and safety and tolerability. The CFQ-11 is a validated patient reported outcome measure of fatigue that has been used in measuring patient impact in fatigue states such as chronic fatigue syndrome. The Clinical Trial was conducted with researchers at Oxford University’s Radcliffe Department of Medicine in the United Kingdom.
In May 2022, we completed patient enrollment in our Phase 2a Clinical Trial and on August 2, 2022, we reported topline results.
Subjects who received AXA1125 had improvements in measures of mental and physical fatigue that were both highly statistically significant and clinically relevant compared to those who received placebo. Mean changes in total, physical and mental scores in the CFQ-11 versus placebo were -4.30 (p=0.0039), -2.94 (p=0.0097) and -1.32 (p=0.0097), respectively. Clinically meaningful shifts in the severity of physical and mental fatigue were also noted in subjects who received AXA1125 compared to those who received placebo. There was a statistically significant correlation of improvement in fatigue score and greater distance achieved in the 6MWT (p=0.0027), an objective measure of physical ability, only observed in subjects who received AXA1125 when compared to those receiving placebo. There was a notable trend toward significant improvement in serum lactate levels after a 6MWT in AXA1125 subjects (p=0.0730). AXA1125 was safe and well tolerated with no significant emergent adverse events or serious adverse events reported by study subjects.
Baseline PCr among all subjects was significantly higher and had a higher degree of inter-subject variability (92.46 seconds + 35.3 seconds) than previously reported in the literature. These findings support the hypothesis that there is significant mitochondrial dysfunction in these patients but limits the utility of this parameter in a clinical trial. The trial did not meet this exploratory primary endpoint of showing a change from baseline to week four in the PCr recovery rate following moderate exercise between subjects receiving AXA1125 and placebo.
AXA1665 for the Reduction in Risk of Overt Hepatic Encephalopathy (OHE) Recurrence
AXA1665 is a product candidate for the reduction in risk of OHE recurrence in adult patients with liver cirrhosis. In 2021, we announced that our IND for this candidate was cleared by the FDA, enabling us to proceed directly into a Phase 2 Clinical Trial, which was initiated in the second quarter of 2021. We have branded the Phase 2 trial EMMPOWER based on the potential for AXA1665, an EMM composition, to help patients, physicians and other caregivers overcome significant challenges associated with cirrhosis and OHE. Based on AXA1665’s differentiated, multi-targeted design and data gathered to date, we believe this candidate holds the potential to reduce OHE events and improve the quality of life for cirrhotic patients.
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
In May 2022, we terminated our EMMPOWER Phase 2 Clinical Trial of AXA1665 for reduction in risk of recurrent OHE. We plan to evaluate options for AXA1665.
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
Other Income (Expense), Net
Other income (expense), net primarily consists of interest income and interest expense. Interest income consists of interest earned on our investments in cash equivalents, money market funds, and high-quality fixed income securities. Interest expense consists of interest on outstanding borrowings under a loan and security agreement, the amortization expense of the debt discount and debt issuance costs, and interest paid for leased capital equipment.
Income Taxes
Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOLs, carryforwards and tax credits will not be realized.
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$16,866	$10,298	$6,568
General and administrative	3,753	4,946	(1,193)
Total operating expenses	20,619	15,244	5,375
Loss from operations	(20,619)	(15,244)	(5,375)
Other income (expense):
Other income (expense), net	(687)	(691)	4
Total other income (expense), net	(687)	(691)	4
Net loss	$(21,306)	$(15,935)	$(5,371)

Research and Development Expenses
The following table summarizes our research and development expenses incurred during the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Salary and benefits-related	$4,263	$3,437	$826
Clinical research and outside services	11,414	5,729	5,685
Facility-related and other	1,189	1,132	57
Total research and development expenses	$16,866	$10,298	$6,568
Salary and benefits-related costs increased by $0.8 million due to higher headcount and related compensation. Clinical research and outside services costs increased by $5.7 million due to expenses incurred for our AXA1125 EMMPACT Phase 2b Clinical Trial to treat NASH, AXA1125 Phase 2a Clinical Trial to treat Long COVID, and the closure of our AXA1665 EMMPOWER Phase 2 Clinical Trial, which was terminated in May 2022.
General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Salary and benefits-related	$2,051	$3,193	$(1,142)
Other contract services and outside costs	1,470	1,464	6
Facility-related and other	232	289	(57)
Total general and administrative expenses	$3,753	$4,946	$(1,193)
Salary and benefits-related costs decreased by $1.1 million due to lower stock based compensation and employee-related costs.
Other Income (Expense), Net
Other income (expense), net was $0.7 million for the three months ended June 30, 2022 and June 30, 2021. Other income (expense), net consists primarily of interest expense on a loan and security a loan and security agreement in both periods presented.

Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$30,410	$20,538	$9,872
General and administrative	8,539	9,202	(663)
Total operating expenses	38,949	29,740	9,209
Loss from operations	(38,949)	(29,740)	(9,209)
Other income (expense):
Other income (expense), net	(1,396)	(1,384)	(12)
Total other income (expense), net	(1,396)	(1,384)	(12)
Net loss	$(40,345)	$(31,124)	$(9,221)
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Salary and benefits-related	$8,445	$6,789	$1,656
Clinical research and outside services	19,685	11,149	8,536
Facility-related and other	2,280	2,600	(320)
Total research and development expenses	$30,410	$20,538	$9,872
Salary and benefits-related costs increased by $1.7 million due to higher headcount and related compensation. Clinical research and outside services costs increased by $8.5 million due to expenses incurred for our AXA1125 EMMPACT Phase 2b Clinical Trial to treat NASH, AXA1125 Phase 2a Clinical Trial to treat Long COVID, and the closure of our AXA1665 EMMPOWER Phase 2 Clinical Trial, which was terminated in May 2022. Facility-related and other costs decreased by $0.3 million due to lower corporate expenses.

General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Salary and benefits-related	$5,055	$5,857	$(802)
Other contract services and outside costs	2,984	2,756	228
Facility-related and other	500	589	(89)
Total general and administrative expenses	$8,539	$9,202	$(663)
Salary and benefits-related costs decreased by $0.8 million due to lower stock based compensation and employee-related costs. Other contract services and outside costs increased by $0.2 million due to higher consulting and professional fees.
Other Income (Expense), Net
Other income (expense), net was $1.4 million for the six months ended June 30, 2022 and June 30, 2021. Other income (expense), net consists primarily of interest expense on a loan and security agreement in both periods presented.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $21.3 million and $40.3 million for the three and six months ended June 30, 2022, respectively. Net losses for the same periods ended June 30, 2021 were $15.9 million and $31.1 million, respectively. As of June 30, 2022, we had an accumulated deficit of $377.6 million. We expect to incur net losses as we continue to develop our product candidates, and our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Additionally, we are required to comply with an unrestricted minimum cash level in accordance with the New Loan and Security Agreement until certain clinical trial data conditions are met, and there is a risk that we may be unable to remain in compliance with those financial covenants in the future in which case the debt may become immediately due and payable.
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

•From time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million through SVB Leerink LLC, acting as our agent (the “ATM Offering”). Cumulative through June 30, 2022, we have sold an aggregate of 3,285,308 shares of common stock under the ATM Offering for net cash proceeds of $14.7 million after deducting commissions and expenses of $0.9 million. During the six months ended June 30, 2022, we issued 232,600 shares of our common stock in a series of sales under the ATM Offering for aggregate net proceeds of $0.6 million after deducting nominal commissions and expenses.
As of June 30, 2022, we had cash, cash equivalents and marketable securities of $44.4 million. Our cash equivalents and marketable securities as of June 30, 2022 consisted of bank deposits, money market funds that invest in U.S. treasury securities, and corporate obligations, which enables us to achieve our liquidity and capital needs.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash used in operating activities	$(35,529)	$(28,367)
Cash provided by (used in) investing activities	20,772	(9,954)
Cash provided by financing activities	25,260	671
Net increase (decrease) in cash and cash equivalents	$10,503	$(37,650)
Operating Activities
During the six months ended June 30, 2022, operating activities used $35.5 million of cash, primarily resulting from a net loss of $40.3 million, partially offset by non-cash charges of $2.7 million, including $2.1 million of stock-based compensation, and changes in our operating assets and liabilities of $2.2 million.
During the six months ended June 30, 2021, operating activities used $28.4 million of cash, primarily resulting from a net loss of $31.1 million and changes in our operating assets and liabilities of $1.2 million, both partially offset by non-cash charges of $4.0 million, including $3.1 million of stock-based compensation.
Investing Activities
During the six months ended June 30, 2022, net cash provided by investing activities includes proceeds from sales and maturities of marketable securities, partially offset by purchases of capital equipment.
During the six months ended June 30, 2021, net cash used in investing activities consisted of purchases of marketable securities and capital equipment, which were partially offset by proceeds from maturities of marketable securities.
Financing Activities
During the six months ended June 30, 2022, net cash provided by financing activities consisted of net proceeds from the issuance of common stock, which were partially offset by payments of the principal portion of a finance lease.
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

We are required to comply with an unrestricted minimum cash level of $20.0 million in accordance with our loan and security agreement with SLR Investment Corp. until certain clinical trial data conditions are met, and there is a risk that we may be unable to remain in compliance with those financial covenants in the future in which case the debt may become immediately due and payable. Based on our current operating plan, we believe that we have sufficient cash, cash equivalents and marketable securities to fund our operations into the first quarter of 2023, provided that, if we are unable to satisfy the financial covenants contained in our loan and security agreement with SLR Investment Corp., and SLR Investment Corp. seeks immediate repayment of our loan in full, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operations into the fourth quarter of 2022. We do not have sufficient cash, cash equivalents, and marketable securities to support current operations through a full 12 months from the issuance date of this Quarterly Report on Form 10-Q. We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt re-financings, collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all, including as a result of market volatility following the COVID-19 pandemic. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. Further, inflation may affect our use of capital resources by increasing our cost of labor and clinical trial expenses. We also intend to continue to evaluate options to refinance our outstanding long-term debt. The amounts involved in any such transactions, individually or in the aggregate, may be material. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.
Critical Accounting Policies and Use of Estimates
Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. On January 1, 2022, we adopted ASU 2016-02, Leases (Topic 842) and the related accounting policies. Other than the adoption of the lease standard, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 30, 2022.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2022 were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a biotechnology company with a limited operating history. Investment in product development in the healthcare industry, including of biotechnology products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate an adequate effect or an acceptable safety profile, gain regulatory approval and/or become commercially viable. At this time, we are pursuing development of AXA1125 in a Clinical Trial under an IND for the treatment of NASH. Additionally, we initiated a Clinical Trial of AXA1125 for the treatment of Long COVID under a CTA in December 2021, in which we completed enrollment of patients in May 2022. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2008. Our net loss was $40.3 million for the six months ended June 30, 2022 and $31.1 million for the six months ended June 30, 2021. As of June 30, 2022, we had an accumulated deficit of $377.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates in Clinical Studies, Clinical Trials for any product candidate we elect to develop as a drug product candidate under an IND or non-U.S. equivalent and as we seek regulatory approvals, as necessary, for and commercialize our product candidates, if approved. In addition, inflationary pressure could adversely impact our financial results. We anticipate that our expenses will increase substantially if, and as, we:
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
As of June 30, 2022, we had cash, cash equivalents and marketable securities of $44.4 million, and an accumulated deficit of $377.6 million. We believe that we will require additional working capital to fund our planned operations through a full 12 months from the issuance date of this Quarterly Report on Form 10-Q. In March 2022, we sold common stock through a registered direct offering for net proceeds of approximately $24.8 million after deducting estimated offering expenses payable by us. Additional funding will be necessary beyond this point to continue to fund our research and development activities. We are required to comply with an unrestricted minimum cash level in accordance with our loan and security agreement with SLR Investment Corp. until certain clinical trial data conditions are met, and there is a risk that we may be unable to remain in compliance with those financial covenants in the future in which case the debt may become immediately due and payable. Our plans to alleviate our financing requirements include, among other things, pursuing the sale of our common stock and funding through the establishment of a collaboration(s) with a potential partner(s) to further advance our product pipeline, none of which can be guaranteed or are entirely within our control. If we are unable to alleviate our financing requirements via these means, we could be forced to discontinue some of our operations or develop and implement a plan to further extend payables, reduce overhead or scale back our current operating plan until sufficient additional capital is raised to support further operations. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern, and; therefore, it may be more difficult for us to attract investors. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations.
We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete development and commercialization of our product candidates.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts for our current and future programs: to conduct further research and development, preclinical studies, Clinical Studies and/or Clinical Trials for any product candidates we elect to develop as a drug product candidate under an IND or non-U.S. equivalent; to validate the manufacturing process and specifications for our product candidates; to seek regulatory approvals for or identify alternate regulatory pathways to market for our product candidates; and to launch and commercialize any products for which we receive regulatory approval or identify an alternate regulatory pathway to market, including potentially building our own commercial organization. As of June 30, 2022, we had $44.4 million of cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities balance is not sufficient to fund our operating expenses, capital expenditure requirements and loan and security agreement obligations through at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from our expectations, and we will in any event require additional capital in order to complete clinical development of any of our current product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
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

We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product revenue or, if we were to enter into third-party agreements, sufficient royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible into or exchangeable for common stock, your ownership interest will be diluted. If we raise additional capital through debt financing, we would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring or licensing intellectual property rights. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be forced to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives, significantly reduce our operating expenses, including by reductions in staff, complete a strategic transaction, and/or limit or cease and wind-down operations. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline, causing you to lose all or part of your investment.

Clinical development is a lengthy and expensive process, with a highly uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates, which could impair our ability to fund our operations or obtain financing on acceptable terms, or at all.
To obtain the requisite regulatory approvals to commercialize any of our product candidates that we decide to develop as a drug product candidate, such as AXA1125, we must demonstrate through extensive preclinical studies and Clinical Trials that our product candidates are safe and effective in humans for their intended use. Clinical Studies to commercialize non-drug products also require a significant financial investment to generate data that supports claims about effects on normal structure and function of the body we may make for such products and establish their safety and tolerability. Clinical testing is expensive, difficult to design and implement and can take many years to complete, and its outcome is inherently uncertain. We may be unable to establish, where applicable, endpoints, dose levels and regimens or bioanalytical assay methods that applicable regulatory authorities would consider clinically meaningful or legally permissible. Results from preclinical studies, Clinical Studies, or Clinical Trials may demonstrate that our product candidates are not safe, not tolerable or have unanticipated impacts on the normal structure and function of the body and could result in data showing one or more product candidates to have harmful or problematic side effects or toxicities. Should we choose to develop any product candidate in parallel for more than one indication, the results from a Clinical Study or Clinical Trial in one indication, particularly any observation of a serious adverse event, may impact the Clinical Study or Clinical Studies or Clinical Trial or Clinical Trials in another indication. A Clinical Study or Clinical Trial can fail at any stage of testing. Additionally, our Clinical Studies, Clinical Trials or other preclinical studies may not result in data that supports intended claims for our product candidates. For example, Clinical Trial results may show any drug product candidate to be less effective than expected (e.g., a Clinical Trial could fail to meet its primary endpoint(s)) or have unacceptable side effects or toxicities. The outcome of preclinical studies, Clinical Studies and early Clinical Trials may not be predictive of the success of later preclinical studies, Clinical Studies and/or Clinical Trials, and interim results of these studies or trials do not necessarily predict final results. Interim and preliminary data are subject to the risk that one or more of the outcomes may materially change as subject enrollment continues, more subject data become available and as the study is completed. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material inconsistencies between preliminary or interim data and final data could significantly harm our business prospects. Further, differences in trial design between Clinical Studies and early-stage Clinical Trials and later-stage Clinical Trials make it difficult to extrapolate from the results of Clinical Studies and earlier Clinical Trials to the results from later Clinical Trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and Clinical Trials have nonetheless failed to obtain marketing approval of their product candidates, or have data that supports desirable marketing claims even where marketing approval is not required. Successful completion of Clinical Trials is a prerequisite to submitting a new drug application, or NDA, to the FDA, or its equivalent in other jurisdictions such as a marketing authorization application to the EMA, for each product candidate targeting therapeutic indication(s) and, consequently, a pre-requisite for the ultimate approval and commercial marketing of any product candidate for therapeutic indication(s).
We do not know whether we will be able to initiate or complete Clinical Trials for product candidates we decide to develop as drug product candidates on schedule, if at all. Additionally, we may determine as a result of factors in or out of control to terminate plans or efforts in connection with Clinical Studies or Clinical Trials. If we do not have sufficient funds to finance our Clinical Studies or Clinical Trials or the FDA or equivalent regulatory authority has requirements we are not able to comply with, or that we decide to not comply with, we may need to delay or cancel one or more of our Clinical Studies or Clinical Trials. For instance, in May 2022, we announced the termination of our Clinical Trial of AXA1665 for the reduction in risk of recurrent OHE, which is a rare disease of very ill patients with enrollment challenges and long timelines for approval, to focus our resources on our ongoing Long COVID and NASH programs.

We may experience delays in completing our preclinical studies and initiating or completing Clinical Studies and, for those product candidates that we decide to develop as drug product candidates, including AXA1125, Clinical Trials. We also may experience numerous unforeseen events during, or as a result of, any future Clinical Studies or Clinical Trials that we may conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including, but not limited to:
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
The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, supply chain disruptions, business shutdowns and clinical site closures to non-essential care and clinical trials. For example, our AXA1957-002 Clinical Study was temporarily suspended in March 2020 due to COVID-19’s impact on our Clinical Study sites. Subsequently, based on positive data in our AXA1125-003 Clinical Study announced on May 6, 2020, we decided against reinitiating our AXA1957-002 Clinical Study and to move forward with AXA1125 as our NASH product candidate for both adult and pediatric patients. Although we cannot presently predict the full scope and severity of COVID-19, these developments and measures could materially and adversely affect our business, our results of operation and financial condition. Furthermore, the COVID-19 pandemic may adversely impact our ability to complete our ongoing and planned Clinical Trials of AXA1125 in a timely manner or at all due to patient or principal investigator recruitment or availability challenges, Clinical Trial site shutdowns or other interruptions. Additionally, we may also experience potential limitations on the quality, completeness and interpretability of data we are able to collect. For instance, on May 7, 2020, a subject death was reported as a result of COVID-19 by one of our principal investigators in our AXA1665-002 Clinical Study. This serious adverse event and any others that may result from COVID-19 may impact the quality, completeness and interpretability of the data that we were able to collect. The supply chain disruptions that resulted from COVID-19-related manufacturing shutdowns, global transportation changes, and loss of workers in key industries could affect access to raw materials and operations for manufacturing our product candidates, and distribution of product candidates to clinical sites or for commercialization. In addition, as a result of the COVID-19 pandemic, we or our key third-party service providers may be not able to complete key program and product development milestones on time or at all; quarantines, shelter-in-place and similar government orders may impact personnel at third-party manufacturing facilities that negatively impact the availability or cost of materials used in our product candidates; market volatility and conditions may limit our ability to raise additional capital to finance our business plans on attractive terms or at all; our business continuity plans may not be effective at limiting operational disruptions or delays; we may suffer negative impacts to operations that may be vulnerable as a result of government or company measures taken to control the spread of COVID-19; potential shutdowns of government agencies such as the SEC or FDA may limit our ability to raise capital and negatively impact our product development timelines; the passage of new legislation may increase our operating costs or limit our operations, such as the Families First Coronavirus Response Act; we may suffer negative consequences due to vulnerabilities that emerge as a result of our limited operations, such as a cybersecurity incident; or one of our key executives, scientists or other personnel may become incapacitated by COVID-19.
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
As an organization, we have not yet completed any Clinical Trials. We completed our AXA1125-003 Clinical Study in 2020 and initiated a Phase 2b Clinical Trial of AXA1125 in the second quarter of 2021, in which we are enrolling patients with NASH. We also initiated a Phase 2a Clinical Trial of AXA1125 for the treatment of Long COVID in December 2021, in which we completed enrollment of patients in May 2022.

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
Our limited operating history may make it difficult to evaluate our technology and industry and predict our future performance. Specifically, to date, we have conducted Clinical Studies for our product candidates to evaluate safety and tolerability and impact on normal structure and function only in healthy subjects or subjects with certain disease conditions. For product candidates we develop under an IND or non-U.S. equivalent with patient populations reflecting the desired indication for such product candidate, the physiological structure and function data we observed in our Clinical Studies for such product candidate may not be replicated in or be consistent with results from Clinical Trials and such product candidate may not meet therapeutic efficacy endpoints in Clinical Trials. For instance, while we previously announced positive top-line data in our AXA1125-003 Clinical Study, including reductions in liver fat content and markers of fibroinflammation, such results may not be replicated in Clinical Trials.
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
In addition, as an early-stage company, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances, which may be significant. Given the initiation of our Clinical Trials for AXA1125 for the treatment of NASH and for the treatment of Long COVID, we will need to transition from a company that has undertaken relatively small, early-stage Clinical Studies to a company capable of completing larger scale, global, late-stage Clinical Trials and, if successful, commercial activities. We may not be successful in such transitions.
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
Our projections of both the non-drug and drug market sizes we may target, and the incidence and prevalence of our target populations are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, input from key opinion leaders, patient foundations or secondary market research databases, and other sources and may prove to be incorrect. Further, new studies may change the estimated market sizes or the incidence or prevalence of target diseases we may target with potential drug product candidates. For those product candidates we develop under an IND or non-U.S. equivalent, regulatory approvals may include limitations for use or contraindications that decrease the addressable patient population. The number of subject individuals may turn out to be lower than expected. Additionally, the potentially addressable patient population for our drug product candidates may be limited or may not be amenable to treatment with such product candidates. For instance, we estimate that up to 40 million people in the U.S. alone are living with NASH. Even if we obtain significant market share for our product candidates, because certain potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications for drugs or expanding the target market size for non-drug products.
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
As of June 30, 2022, we had cash, cash equivalents and marketable securities of $44.4 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents and marketable securities since June 30, 2022, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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
Additionally, there is no guarantee that we will have sufficient funds available to repay the amounts outstanding when due under the New Loan and Security Agreement. If we default under the facility, the lenders may accelerate all of our repayment obligations and, if we are unable to access funds to meet those obligations or to renegotiate our agreement, the lenders could sweep cash directly from our controlled accounts, take control of our pledged assets, including our intellectual property, and we may need to immediately cease operations. If we were to renegotiate our agreement under such circumstances, the terms may be significantly less favorable to us. If we were liquidated, the lender’s right to repayment would be senior to the rights of our stockholders to receive any proceeds from the liquidation. Any declaration of the Collateral Agent of an event of default could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our common stock to decline.
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

In prior or future studies or trials of our product candidates, we may have or will expressly or implicitly characterize or classify such candidates as encompassed within a specific regulatory scheme (e.g., as foods or dietary supplements). Regulatory authorities may not agree with the regulatory classification of the product candidates used in our Clinical Studies or any subsequent classification of such candidates prior to commercialization. To date, we have submitted and the FDA has cleared an IND for our Phase 2 Clinical Trial of AXA1665, which we initiated in the second quarter of 2021 and terminated in the second quarter of 2022. Additionally, we have submitted and the FDA has cleared an IND for our Phase 2b Clinical Trial of AXA1125 for the treatment of NASH, which we initiated in the second quarter of 2021. We have also submitted and the United Kingdom’s MHRA has accepted a CTA for our Phase 2a Clinical Trial of AXA1125 for the treatment of Long COVID, which we initiated in December 2021. We have not discussed the development of our other product candidates evaluated in Clinical Studies or our utilization of specific regulatory pathways for our other product candidates with the FDA or comparable foreign regulatory authorities and any such regulator may not agree with our current activities or future approach or plans for further development. The FDA may determine that our product candidates are not safe or appropriate for use in Clinical Studies or are not governed by food regulations and therefore may classify any of our product candidates as being ineligible for investigation in Clinical Studies without an IND. The FDA or other regulatory authorities may also take enforcement action, or otherwise delay or prevent further development or commercialization of our product candidates.
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
We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the European Union, the pricing of pharmaceutical products is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of product candidates. The requirements governing drug pricing vary widely from country to country. For example, Member States in the European Union are able to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.
In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future healthcare reform measures.
Much like the federal Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to induce improper performance is typically governed by the national anti-bribery laws of European Union Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment.
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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, development platform and other technologies we may develop. We seek to protect our proprietary position by filing patent applications in the United States and abroad relating to our product candidates and development platform, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. As of June 30, 2022, we have 10 granted U.S. patents covering certain of our product candidates and other technologies, and we have filed or intend to file patent applications on our product candidates, certain aspects of our development platform and other technology; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.

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
Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we decide to develop as drug product candidates, one or more of our owned U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act, also known as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term extension of up to five years to compensate for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar extensions to compensate for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Protection Certificate. However, we may not be granted an extension in the United States and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. We may not be eligible for patent term extension, or PTE, as it is only available in the US if any component of a product candidate has never been approved as a drug substance. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.
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
As of June 30, 2022, our executive officers, directors and their affiliates and 5% stockholders held, in the aggregate, approximately 73.8% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may feel are otherwise in their best interests.

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

10.1*#	Employment Agreement, by and between the Company and Daniel Kirby, dated as of May 26, 2022.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101SCH*	Inline XBRL Taxonomy Extension Schema Document.
101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

#	Indicates a management contract or any compensatory plan, contract or arrangement
*	Filed herewith.
**	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXCELLA HEALTH INC.

Date: August 12, 2022	By:	/s/ William R. Hinshaw, Jr.
William R. Hinshaw, Jr. President, Chief Executive Officer and Director

AXCELLA HEALTH INC.

Date: August 12, 2022	By:	/s/ Robert Crane
Robert Crane Senior Vice President and Chief Financial Officer