Form 10-Q
period 2022-09-30
Axcella Health Inc.
filed 2022-11-01
CIK 1633070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2022, the registrant had 73,554,837 shares of common stock, $0.001 par value per share, outstanding.

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

AXCELLA HEALTH INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)

AXCELLA HEALTH INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of
	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$25,425	$23,574
Marketable securities	—	31,474
Prepaid expenses and other current assets	1,806	1,598
Total current assets	27,231	56,646
Property and equipment, net	999	870
Operating lease right-of-use asset	2,347	—
Other assets	211	211
Total assets	$30,788	$57,727
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$3,633	$4,301
Accrued expenses and other current liabilities	6,994	5,849
Current portion of long-term debt	4,000	—
Convertible notes	5,939	—
Operating lease liability	1,544	—
Total current liabilities	22,110	10,150
Long-term debt, net of current portion and discount	15,126	25,070
Operating lease liability, net of current portion	985	—
Other liabilities	119	499
Total liabilities	38,340	35,719
Commitments and contingencies (Note 11)	—	—
Stockholders' equity (deficit):
Common stock, $0.001 par value; 150,000,000 shares authorized, 53,072,008 and 39,605,701 shares issued and 52,653,027 and 39,186,720 shares outstanding at September 30, 2022 and December 31, 2021, respectively	53	40
Additional paid-in capital	387,822	359,261
Treasury stock, 418,981 shares at cost	—	—
Accumulated other comprehensive loss	—	(52)
Accumulated deficit	(395,427)	(337,241)
Total stockholders' equity (deficit)	(7,552)	22,008
Total liabilities and stockholders' equity	$30,788	$57,727
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$13,317	$10,130	$43,727	$30,668
General and administrative	3,776	4,773	12,315	13,975
Total operating expenses	17,093	14,903	56,042	44,643
Loss from operations	(17,093)	(14,903)	(56,042)	(44,643)
Other income (expense):
Interest income	123	32	210	115
Interest expense	(828)	(742)	(2,284)	(2,204)
Other expense	(43)	—	(70)	(5)
Total other income (expense), net	(748)	(710)	(2,144)	(2,094)
Net loss	$(17,841)	$(15,613)	$(58,186)	$(46,737)
Net loss per share, basic and diluted	$(0.34)	$(0.41)	$(1.19)	$(1.23)
Weighted average common shares outstanding, basic and diluted	52,645,370	38,195,583	48,937,015	37,861,970
Comprehensive loss:
Net loss	$(17,841)	$(15,613)	$(58,186)	$(46,737)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	66	2	52	27
Comprehensive loss	$(17,775)	$(15,611)	$(58,134)	$(46,710)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(58,186)	$(46,737)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	290	213
Stock-based compensation	3,053	4,772
Non-cash interest expense	407	477
Non-cash lease expense	(46)	—
Other non-cash items	177	619
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(186)	171
Accounts payable	(680)	736
Accrued expenses and other current liabilities	1,121	(835)
Net cash used in operating activities	(54,050)	(40,584)
Cash flows from investing activities:
Purchases of property and equipment	(407)	(275)
Purchases of marketable securities	—	(23,234)
Proceeds from sales and maturities of marketable securities	31,349	18,326
Net cash provided by (used in) investing activities	30,942	(5,183)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	25,431	1,920
Proceeds from convertible notes	6,000	—
Proceeds from exercise of common stock options and ESPP	90	163
Principal repayments of debt	(6,000)	—
Payment of terminal fee obligation and debt issuance costs	(422)	(1,726)
Repayments of the principal portion of finance lease	(140)	(89)
Net cash provided by financing activities	24,959	268
Net increase (decrease) in cash and cash equivalents	1,851	(45,499)
Cash and cash equivalents, beginning of period	23,574	71,590
Cash and cash equivalents, end of period	$25,425	$26,091
Supplemental cash flow information:
Cash paid for interest	$1,875	$1,727
Supplemental disclosure of non-cash activities:
Obtaining a right-of-use asset in exchange for an operating lease liability	$3,340	$—
Purchases of property and equipment included in accounts payable	$14	$—
Issuance costs incurred but unpaid at period end	$97	$—
Property and equipment acquired through a capital lease	$—	$534
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

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
(in thousands, except share data)

	Three and Nine Months Ended September 30, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Par value
BALANCE - January 1, 2022	39,605,701	$40	$359,261	$(52)	$(337,241)	$22,008
Issuance of common stock, net of issuance costs of $223	13,321,602	13	25,413			25,426
Exercise of common stock options	8,499	—	6			6
Vesting of restricted stock units	59,019	—	—			—
Stock-based compensation			1,509			1,509
Unrealized loss on marketable securities				(18)		(18)
Net loss					(19,039)	(19,039)
BALANCE - March 31, 2022	52,994,821	$53	$386,189	$(70)	$(356,280)	$29,892
Costs incurred for the issuance of common stock	—	—	30			30
Vesting of restricted stock units	5,797	—	—			—
Issuance of common stock related to ESPP	57,751	—	84			84
Stock-based compensation			594			594
Unrealized gain on marketable securities				4		4
Net loss					(21,306)	(21,306)
BALANCE - June 30, 2022	53,058,369	$53	$386,897	$(66)	$(377,586)	$9,298
Costs incurred for the issuance of common stock	—	—	(25)			(25)
Vesting of restricted stock units	13,639	—	—			—
Stock-based compensation			950			950
Unrealized gain on marketable securities				66		66
Net loss					(17,841)	(17,841)
BALANCE - September 30, 2022	53,072,008	$53	$387,822	$—	$(395,427)	$(7,552)
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
Going Concern
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Consequently, management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the date these interim financial statements herein are issued.

Historically, the Company has funded its operations with proceeds from sales of preferred and common stock and borrowings under a loan and security agreement. The Company may never commercialize a product and achieve profitability, and unless and until it does, the Company will need to raise additional capital. The Company has had recurring losses since inception and incurred losses of $17.8 million and $58.2 million during the three and nine months ended September 30, 2022, respectively, and an accumulated deficit of $395.4 million. Net cash used in operations for the nine months ended September 30, 2022 was $54.1 million. The Company has spent, and expects to continue to spend, significant funds to continue development of its current and potential future pipeline candidates and continue to generate operating losses for the foreseeable future. As of September 30, 2022, the Company had cash and cash equivalents of $25.4 million. In September 2022, the Company received $6.0 million from the issuance of convertible notes to funds associated with Flagship Pioneering and, in October 2022, the Company secured an additional $28.1 million in net proceeds through a registered direct offering of common stock. As part of the registered direct offering, the $6.0 million convertible notes were automatically converted into the Company's common stock. In accordance with its loan and security agreement with SLR Investment Corp., the Company is required to comply with an unrestricted minimum cash level of $20.0 million until certain clinical trial data conditions are met, and there is a risk that the Company may be unable to remain in compliance with those financial covenants in the future in which case the debt may become immediately due and payable. Based on its current operating plan, the Company believes that it has sufficient cash, cash equivalents and marketable securities to fund its operations into the second quarter of 2023, however, if the Company is unable to satisfy the financial covenants, and SLR Investment Corp. seeks immediate repayment of the loan in full, the Company believes that its cash, cash equivalents and marketable securities will be sufficient to fund its operations into the late first quarter of 2023. The Company does not have sufficient cash, cash equivalents, and marketable securities to support current operations through a full 12 months from the issuance date of this Quarterly Report on Form 10-Q. Accordingly, the foregoing conditions, taken together, raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of these condensed consolidated financial statements. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company will be seeking additional financing options to raise additional capital going forward. However, there is no assurance the Company will be successful in obtaining such additional financing on terms acceptable to it, if at all, and it may not be able to enter into other arrangements to obtain additional financing, and therefore cannot be deemed probable. As a result the Company has concluded that these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
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
Furthermore, the accompanying condensed consolidated financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. On January 1, 2022, the Company adopted ASU No. 2016-02, Leases (Topic 842) and the related accounting policies. Other than the adoption of Topic 842, there were no material changes to the Company's significant accounting policies and estimates as reported in its Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 30, 2022. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2021. The accompanying interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2022, the results of its operations for the three and nine months ended September 30, 2022 and 2021, its cash flows for the nine months ended September 30, 2022 and 2021, and its statements of stockholders’ equity (deficit) for the three and nine months ended September 30, 2022 and 2021.
The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Marketable Securities
The Company’s marketable securities, which consisted of corporate debt obligations as of December 31, 2021, were classified as available-for-sale and reported at fair value. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
The Company evaluates its marketable securities with unrealized losses for other-than-temporary impairment. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the condensed consolidated statements of operations and comprehensive loss. No such adjustments were necessary as of December 31, 2021.
Concentrations of Credit Risk
The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company’s cash equivalents as of September 30, 2022 consisted of bank deposits and money market funds that invest in U.S. treasury securities. The Company invests in high-quality financial instruments and its portfolio does not consist of any instrument with a maturity duration in excess of twenty-four months, which the Company believes limits it's credit risk.
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
The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above. The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the its debt approximates fair value as evidenced by the recent amendment to the Company's debt facility.
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the three and nine months ended September 30, 2022, the Company’s only element of other comprehensive loss was unrealized gains (losses) on marketable securities.
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
Tax Related
The 2017 Tax Cuts and Jobs Act amended IRC Section 174 to require that specified research and experimental (SR&E) expenditures be capitalized and amortized which applies to tax years beginning January 1, 2022, or later. On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. This is a broad package of legislation which includes a number of tax-related provisions, including: (a) a 15 percent book minimum tax on “adjusted financial statement income of applicable corporations, (b) a plethora of clean energy tax incentives in the form of tax credits, and (c) a 1 percent excise tax on certain corporate stock buybacks. The Company does not expect a material impact and will continue to monitor and evaluate impacts on its condensed consolidated financial statements.

3. MARKETABLE SECURITIES
During the three and nine months ended September 30, 2022, the Company sold marketable securities worth $7.0 million and $15.9 million, respectively. For the nine months ended September 30, 2022, the Company recognized realized losses on the sale of those securities of less than $0.1 million, and reclassified amounts out of accumulated other comprehensive loss during the periods. As a result, as of September 30, 2022, the Company did not hold any marketable securities.
As of December 31, 2021, marketable securities by security type consisted of the following (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate obligations	$31,526	$—	$(52)	$31,474
The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2021, the balance in accumulated other comprehensive loss was comprised solely of activity related to marketable securities. For the nine months ended September 30, 2021, there were no sales of marketable securities and no realized gains or losses on the sale or maturity of marketable securities.
The aggregate fair value of marketable securities by contractual maturity were as follows (in thousands):

Contractual Maturities	December 31, 2021
Mature in one year or less	$28,220
Mature in two years or less	3,254
Total	$31,474

4. FAIR VALUE MEASUREMENTS
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$22,925	$—	$—	$22,925
Total	$22,925	$—	$—	$22,925

	Fair Value Measurements at December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$23,021	$—	$—	$23,021
Marketable securities:
Corporate obligations	—	31,474	—	31,474
Total	$23,021	$31,474	$—	$54,495
As of September 30, 2022 and December 31, 2021, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. The Company’s marketable securities consist of corporate obligations which are adjusted to fair value at each balance sheet date, based on quoted prices, which are considered Level 2 inputs. During the three and nine months ended September 30, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.
5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Laboratory equipment	$3,671	$3,426
Leasehold improvements	564	564
Office and computer equipment	322	148
Furniture and fixtures	122	122
Property and equipment	4,679	4,260
Less: accumulated depreciation and amortization	(3,680)	(3,390)
Property and equipment, net	$999	$870
Depreciation and amortization expense was $0.3 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. There were no disposals for the nine months ended September 30, 2022. Property and equipment totaling $0.3 million was disposed of for the nine months ended September 30, 2021, and no gains or losses were recorded.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued employee compensation and benefits	$1,737	$3,005
Accrued external research and development expenses	4,404	2,000
Accrued professional fees	650	601
Other	203	243
Total accrued expenses and other current liabilities	$6,994	$5,849
7. DEBT
Debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Principal amount of long-term debt	$20,000	$26,000
Debt discount	(165)	(196)
Deferred financing fees	(709)	(734)
Current portion of long-term debt	(4,000)	—
Long-term debt, net of current portion and discount	$15,126	$25,070
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
The term loans under the New Loan and Security Agreement will accrue interest at an annual rate equal to 8.60% plus the greater of (a) the thirty (30) day U.S. Dollar LIBOR rate and (b) 0.10%, payable monthly in arrears. The interest rate was 11.23% as of September 30, 2022. The monthly principal payments of $0.4 million will be paid over a period of 45 months beginning in January 2023 through the final maturity date of September 1, 2026. Per the New Loan and Security Agreement, the date on which repayment of principal commences can be further extended to July 2023 and January 2024, provided the Company satisfies certain equity related conditions. The term loans are also subject to a prepayment fee of 3.00% if prepayment occurs within the first year subsequent to September 2, 2021, 2.00% in the second year and 1.00% in the third year through final maturity.
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
In September 2022, the Company made a $6.4 million prepayment to SLR Investment Corp. under the New Loan and Security Agreement, including principal payments of $6.0 million and payment of a terminal fee obligation of $0.4 million.

The scheduled principal maturity of the long-term debt as of September 30, 2022 is as follows (in thousands):

Year Ending December 31,
2022 (remaining 3 months)	$—
2023	5,333
2024	5,333
2025	5,334
2026	4,000
$20,000
Refer to Note 13, Subsequent Events, for a discussion of the extension of the interest only period.
8. CONVERTIBLE NOTES
On September 20, 2022, the Company received $6.0 million from existing investor Flagship Pioneering through the issuance of convertible notes. The convertible notes mature one year from the date of issuance and bear interest at the rate of 8.00% per annum payable upon the earlier of (i) voluntary conversion of the notes in accordance with the terms therein and (ii) the maturity date. Upon a change of control, the convertible notes and all accrued and unpaid interest shall be due and payable in full. All principal and accrued interest under the convertible notes will automatically convert at the Company’s next equity financing at a conversion price equal to the lower of: (a) the closing price of the common stock on the conversion date; or (b) the average closing price of the common stock for the five trading days immediately preceding the conversion date. The convertible notes are subordinate and junior in right of payment to the senior secured debt issued pursuant to the New Loan and Security Agreement with SLR Investment Corp.
The Company determined that the convertible notes contain cash redemption features and share settled put options which do not result in a variable repayment amount, therefore these features do not require bifurcation from the notes. The Company allocated the full proceeds to the convertible notes and has classified the outstanding principal and interest balance, net of estimated issuance costs, as a current liability in the condensed consolidated balance sheet.
Refer to Note 13, Subsequent Events, for a discussion of the conversion of the notes on October 13, 2022.
The following table contains a summary of the notes (in thousands):

	September 30, 2022	December 31, 2021
Principal amount of convertible notes	$6,000	$—
Interest on convertible notes	13	—
Issuance costs	(74)	—
Convertible notes	$5,939	$—

9. STOCKHOLDERS' EQUITY
Common Stock
On June 5, 2020, the Company entered into a sales agreement with SVB Leerink LLC (“SVB Leerink”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35.0 million from time to time through SVB Leerink, acting as its agent (the “ATM Offering”). During the nine months ended September 30, 2022, the Company sold an aggregate of 232,600 shares of its common stock under the ATM Offering for net cash proceeds of $0.6 million, after deducting nominal commissions and expenses.
In March 2022, the Company completed a registered direct offering and in this transaction, and sold 13,089,002 shares of common stock were sold at the market for a purchase price of $1.91 per share, yielding net proceeds of approximately $24.8 million, after deducting expenses of approximately $0.2 million.
2019 Stock Option and Incentive Plan
The 2019 Stock Option and Incentive Plan (the "2019 Plan") was approved by the Company's board of directors on April 29, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and cash-based awards to the Company's officers, employees, directors and consultants. Awards under the 2019 plan generally vest ratably over the vesting period (3-4 years) and have a maximum term of 10 years. The number of shares initially reserved for issuance under the 2019 Plan is 905,000, which was increased on January 1, 2020 and will be increased each January 1 thereafter by 4% of the number of shares of the Company's common stock outstanding on the immediately preceding December 31, or such lesser number of shares determined by the Company's board of directors or compensation committee of the board of directors. The number of options available for future grant under the 2019 Plan was 1,021,909 as of September 30, 2022.
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
The number of shares available for future issuance under the 2019 ESPP was 788,670 shares as of September 30, 2022.

Stock-Based Compensation Expense
In connection with all share-based payment awards, total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$472	$455	$1,313	$1,305
General and administrative	478	1,212	1,740	3,467
Total stock-based compensation expense	$950	$1,667	$3,053	$4,772
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
The Black-Scholes option pricing model assumptions are included in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	2.90%	1.08%	2.05%	0.84%
Expected option life (in years)	6.08	6.08	6.08	6.00
Expected dividend yield	—%	—%	—%	—%
Expected volatility	92.9%	93.1%	92.0%	96.8%

Stock Option Activity
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding as of January 1, 2022	6,197,288	$5.72
Granted	2,245,197	1.86
Exercised	(8,499)	0.72
Canceled	(632,747)	4.54
Outstanding as of September 30, 2022	7,801,239	$4.71	7.34	$231
Exercisable as of September 30, 2022	4,290,929	$6.09	5.94	$108
Vested or expected to vest as of September 30, 2022	7,476,239	$4.64	6.95	$205
The intrinsic value of options exercised during the nine months ended September 30, 2022 and 2021 was nominal.
The weighted-average grant date fair value of the options granted during the nine months ended September 30, 2022 and 2021 was $1.11 and $4.25 per share, respectively.
As of September 30, 2022, there was $6.5 million of unrecognized compensation expense that is expected to be recognized over a weighted-average period of approximately 2.3 years.
Restricted Stock Units
The fair values of restricted stock units are based on the market value of the Company's common stock on the date of grant. The following table summarizes the Company's restricted stock unit activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 1, 2022	275,350	$4.15
Granted	48,278	1.70
Vested	(78,455)	4.14
Forfeited	(75,000)	3.13
Outstanding as of September 30, 2022	170,173	$3.91
As of September 30, 2022, there was $0.3 million of unrecognized compensation expense that is expected to be recognized over a weighted-average period of approximately 1.4 years.

10. NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(17,841)	$(15,613)	$(58,186)	$(46,737)
Denominator:
Weighted average common shares outstanding, basic and diluted	52,645,370	38,195,583	48,937,015	37,861,970
Net loss per share, basic and diluted	$(0.34)	$(0.41)	$(1.19)	$(1.23)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2022	2021
Options to purchase common stock	7,801,239	6,030,046
Unvested restricted stock units	170,173	345,409
Shares issuable under employee stock purchase plan	65,790	24,770
Convertible notes	3,546,687	—
	11,583,889	6,400,225

11. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases a facility containing 19,200 square feet of laboratory and office space, which is located at 840 Memorial Drive, Cambridge, Massachusetts. The lease expires in April 2024, subject to an option to extend the lease for an additional three years. The lease agreement and most recent amendment contained escalating rent payments.
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2022 (in thousands, except weighted average figures):

Operating leases	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Lease cost
Operating lease cost	$401	$1,204
Variable lease cost	160	527
Total lease cost	$561	$1,731

Other information
Operating cash flows used for operating leases	$582	$1,777
Weighted average remaining lease term (years)	1.6	1.6
Weighted average discount rate (percentage)	9.0%	9.0%
For the three and nine months ended September 30, 2022, the Company incurred $0.6 million and $1.7 million in operating lease expense, respectively, and made lease payments of $0.6 million and $1.8 million, respectively, with such amounts reflected in the condensed consolidated statements of cash flows in operating activities.
As the result of adopting ASU 2016-02 using the modified retrospective transition method, we did not restate periods prior to the adoption date of January 1, 2022. These periods continue to be presented in accordance with ASC 840. Future minimum lease payments and lease liabilities as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	As of
Maturity of lease liabilities	September 30, 2022	December 31, 2021
2022	$422	$1,672
2023	1,722	1,722
2024	580	580
Total future minimum lease payments	$2,724	$3,974
Less: imputed interest	(195)
Total lease liability	$2,529

Reported as:
Operating lease liability	$1,544
Operating lease liability, net of current portion	985
Total lease liability	$2,529

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
12. RELATED-PARTY TRANSACTIONS
On September 20, 2022, the Company issued convertible notes in an aggregate principal amount of $6.0 million to existing investor Flagship Pioneering. Refer to Note 8, Convertible Notes, for further discussion.
As discussed in Note 13, on October 13, 2022, the Company sold shares of common stock through a registered direct offering. As part of the registered direct offering, $6.0 million in convertible notes held by funds associated with Flagship Pioneering were converted into common stock.
13. SUBSEQUENT EVENTS
The Company has evaluated subsequent events for financial statement purposes occurring through the date these condensed consolidated financial statements were issued.
In October 2022, the Company secured $28.1 million in net proceeds after deducting estimated offering expenses through a registered direct offering of common stock. As part of the registered direct offering, the $6.0 million convertible notes held by funds associated with Flagship Pioneering were automatically converted into the Company's common stock. In total, the Company sold 20,847,888 shares of common stock at a purchase price of $1.64 per share.
In October 2022, the Company satisfied an equity related condition under the New Loan and Security Agreement with SLR Investment Corp. that extended the date on which repayment of principal commences from January 2023 to July 2023.

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
To date, we have funded our operations with proceeds from the sale of preferred stock and common stock, and borrowing of debt. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Our net losses were $17.8 million and $58.2 million for the three and nine months ended September 30, 2022, respectively. Net losses for the same periods ended September 30, 2021 were $15.6 million and $46.7 million, respectively. As of September 30, 2022, we had an accumulated deficit of $395.4 million. We expect to continue to incur significant expenses for at least the next several years as we continue to develop our product candidates.

As of September 30, 2022, we had cash and cash equivalents of $25.4 million. We are required to comply with an unrestricted minimum cash level of $20.0 million in accordance with our loan and security agreement with SLR Investment Corp. until certain clinical trial data conditions are met, and there is a risk that we may be unable to remain in compliance with those financial covenants in the future in which case the debt may become immediately due and payable. Based on our current operating plan, we believe that we have sufficient cash, cash equivalents and marketable securities to fund our operations into the second quarter of 2023, however, if we are unable to satisfy the financial covenants contained in our loan and security agreement with SLR Investment Corp., and SLR Investment Corp. seeks immediate repayment of our loan in full, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operations into the late first quarter of 2023. We do not have sufficient cash, cash equivalents and marketable securities to support current operations through a full 12 months from the issuance date of this Quarterly Report on Form 10-Q. We will need substantial additional funding to continue development of our current and potential future pipeline candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt re-financings, collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all, including as a result of market volatility following the COVID-19 pandemic. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. Further, inflation may affect our use of capital resources by increasing our cost of labor and clinical trial expenses. We also intend to continue to evaluate options to refinance our outstanding debt with SLR Investment Corp. The amounts involved in any such transactions, individually or in the aggregate, may be material. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.
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
We initiated our EMMPACT Phase 2b Clinical Trial for this candidate in the second quarter of 2021. This global randomized, double-blind, placebo-controlled, multi-center Clinical Trial is evaluating the efficacy, safety and tolerability of AXA1125 in adult patients with biopsy-confirmed F2/F3 NASH. Following a recent protocol amendment, approximately 300 subjects (an increase of 30 subjects over the original design to ensure sufficient liver biopsy data) will be enrolled and randomized 1:1:1 to receive either 45.2 or 67.8 grams per day of AXA1125 or a matched placebo in two divided doses for 48 weeks, with a four-week safety follow-up period. Patients will be stratified based on the presence or absence of type 2 diabetes.
In September 2022, we reported interim results from our EMMPACT Phase 2b Clinical Trial. These interim results report findings regarding the effects of AXA1125 administration on selected outcome measures after 12 and 24 weeks of treatment. This interim analysis was preplanned to be conducted when enrollment reached 30% of the original target population of 270 subjects with biopsy confirmed stage 2 or 3 NASH across all trial arms. Data from this ongoing blinded study included 82 subjects at week 12 and 58 subjects at week 24; approximately half of the subjects have type 2 diabetes mellitus (T2DM). In addition to effects on hepatic fat and alanine aminotransferase (ALT), previously reported in 2 other studies, this study also included vibration controlled transient elastography (FibroScan®), a widely accepted and accessible non-invasive test (NIT) that assesses both liver fat and stiffness. Specifically, the study examines liver stiffness, changes of which have been correlated with improvements in liver fibrosis and outcomes in clinical studies. Study participants were randomized 1:1:1 to receive either a placebo or 22.6g or 33.9g of AXA1125 twice daily.

At 24-weeks there were statistically significant improvements in the liver stiffness measurement (LSM) compared to placebo in the high dose arm for all subjects. Absolute changes in LSM were 0.13, -2.01, and -4.07 kilopascals (kPa) in the placebo, low dose and high dose arms, respectively (p= 0.0992 and 0.0096 for the low and high dose, respectively, compared to placebo). These results were supported by statistically significant improvements in other NITs of liver fibrosis: ELF and FIB-4. Statistically significant improvements in ALT were seen at both weeks 12 and 24 in all subjects (placebo-adjusted difference of -28.61% (p=0.0183) and -36.3% (p=0.0017) for the low and high doses, respectively). All subjects experienced significantly greater changes from baseline in MRI-PDFF at 12-weeks compared to the change from baseline in the placebo group (placebo adjusted difference of -18.98% (p=0.0082) and -21.24% (p=0.0014) for the low and high doses, respectively). Numerical trends of improvement relative to placebo in PDFF were seen at week 24 but these were not statistically significant in the small number of subjects. Overall, these positive results confirm AXA1125’s multi-targeted impact, a differentiated approach to directly and simultaneously targeting multiple pathways that are dysregulated in NASH. Consistent with previous results, AXA1125 was found to be very safe and well-tolerated in this study. Both dose levels are active and will be continued. Consistent with prior clinical trials, T2DM showed results comparable to non-diabetics.
The Clinical Trial’s primary endpoint will assess the proportion of patients with a biopsy-confirmed ≥2-point improvement in their NAFLD Activity Score (NAS) after the 48-week treatment period. Secondary endpoints will include the proportion of patients achieving biopsy-confirmed resolution of NASH without worsening of fibrosis and the proportion of patients achieving a ≥1 stage improvement in fibrosis without worsening of NASH, as well as a range of non-invasive markers, such as MRI-PDFF, vibration controlled transient elastography (FibroScan®), liver enzymes and measures of insulin resistance.
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
In May 2022, we completed patient enrollment in our Phase 2a Clinical Trial and on August 2, 2022, and we reported topline results.

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
We are engaged with the FDA and a foreign regulatory body with respect to the design of the next clinical trial including the endpoints, number of subjects and treatment duration. We expect to have additional clarity regarding the future development path of AXA1125 for Long COVID by the end of 2022. We are making plans for the next clinical trial that we tentatively expect to be initiated in the first half of 2023.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$13,317	$10,130	$3,187
General and administrative	3,776	4,773	(997)
Total operating expenses	17,093	14,903	2,190
Loss from operations	(17,093)	(14,903)	(2,190)
Other income (expense):
Other income (expense), net	(748)	(710)	(38)
Total other income (expense), net	(748)	(710)	(38)
Net loss	$(17,841)	$(15,613)	$(2,228)
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Salary and benefits-related	$3,976	$3,345	$631
Clinical research and outside services	8,037	5,578	2,459
Facility-related and other	1,304	1,207	97
Total research and development expenses	$13,317	$10,130	$3,187
Salary and benefits-related costs increased by $0.6 million due to higher headcount and related compensation. Clinical research and outside services costs increased by $2.5 million due to expenses incurred for our AXA1125 EMMPACT Phase 2b Clinical Trial to treat NASH and our AXA1125 Phase 2a Clinical Trial to treat Long COVID.

General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Salary and benefits-related	$2,056	$2,957	$(901)
Other contract services and outside costs	1,478	1,554	(76)
Facility-related and other	242	262	(20)
Total general and administrative expenses	$3,776	$4,773	$(997)
Salary and benefits-related costs decreased by $0.9 million due to lower stock based compensation and employee-related costs.
Other Income (Expense), Net
Other income (expense), net was $0.7 million for the three months ended September 30, 2022 and September 30, 2021. Other income (expense), net consists primarily of interest expense on a loan and security agreement in both periods presented.
Comparison of the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$43,727	$30,668	$13,059
General and administrative	12,315	13,975	(1,660)
Total operating expenses	56,042	44,643	11,399
Loss from operations	(56,042)	(44,643)	(11,399)
Other income (expense):
Other income (expense), net	(2,144)	(2,094)	(50)
Total other income (expense), net	(2,144)	(2,094)	(50)
Net loss	$(58,186)	$(46,737)	$(11,449)

Research and Development Expenses
The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Salary and benefits-related	$12,421	$10,134	$2,287
Clinical research and outside services	27,722	16,727	10,995
Facility-related and other	3,584	3,807	(223)
Total research and development expenses	$43,727	$30,668	$13,059
Salary and benefits-related costs increased by $2.3 million due to higher headcount and related compensation. Clinical research and outside services costs increased by $11.0 million due to expenses incurred for our AXA1125 EMMPACT Phase 2b Clinical Trial to treat NASH, AXA1125 Phase 2a Clinical Trial to treat Long COVID, and the closure of our AXA1665 EMMPOWER Phase 2 Clinical Trial, which was terminated in May 2022. Facility-related and other costs decreased by $0.2 million due to lower corporate expenses.
General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Salary and benefits-related	$7,111	$8,815	$(1,704)
Other contract services and outside costs	4,462	4,311	151
Facility-related and other	742	849	(107)
Total general and administrative expenses	$12,315	$13,975	$(1,660)
Salary and benefits-related costs decreased by $1.7 million due to lower stock based compensation and employee-related costs. Other contract services and outside costs increased by $0.2 million due to higher consulting and professional fees.
Other Income (Expense), Net
Other income (expense), net was $2.1 million for the nine months ended September 30, 2022 and September 30, 2021. Other income (expense), net consists primarily of interest expense on a loan and security agreement in both periods presented. Facility-related and other costs decreased by $0.1 million due to lower corporate expenses.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $17.8 million and $58.2 million for the three and nine months ended September 30, 2022, respectively. Net losses for the same periods ended September 30, 2021 were $15.6 million and $46.7 million, respectively. As of September 30, 2022, we had an accumulated deficit of $395.4 million. We expect to incur net losses as we continue to develop our product candidates, and our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates. Additionally, we are required to comply with an unrestricted minimum cash level in accordance loan and security agreement (the "with the New Loan and Security Agreement") with SLR Investment Corp., formerly known as Solar Capital Ltd., until certain clinical trial data conditions are met, and there is a risk that we may be unable to remain in compliance with those financial covenants in the future in which case the debt may become immediately due and payable.
To date, we have primarily financed our operations with proceeds from the sale of preferred and common stock and borrowing of debt, including the following significant transactions:
•In March 2022, we sold and issued an aggregate of 13,089,002 shares of common stock, at a purchase price of $1.91 per share in a registered direct offering for net proceeds of approximately $24.8 million after deducting estimated offering expenses payable by us.
•From time to time, we may offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million through SVB Leerink LLC, acting as our agent (the “ATM Offering”). Cumulative through September 30, 2022, we have sold an aggregate of 3,285,308 shares of common stock under the ATM Offering for net cash proceeds of $14.7 million after deducting commissions and expenses of $0.9 million. During the nine months ended September 30, 2022, we issued 232,600 shares of our common stock in a series of sales under the ATM Offering for aggregate net proceeds of $0.6 million after deducting nominal commissions and expenses.
•On September 20, 2022, we issued convertible notes in aggregate principal amount of $6.0 million to existing investor Flagship Pioneering.
•On October 13, 2022, we secured $28.1 million in net proceeds after deducting estimated offering expenses through a registered direct offering of common stock. As part of the registered direct offering, the $6.0 million convertible notes held by funds associated with Flagship Pioneering were automatically converted into common stock. In total, we sold 20,847,888 shares of common stock at a purchase price of $1.64 per share.
As of September 30, 2022, we had cash and cash equivalents of $25.4 million. Our cash equivalents and marketable securities as of September 30, 2022 consisted of bank deposits, money market funds that invest in U.S. treasury securities, and corporate obligations, which enables us to achieve our liquidity and capital needs.

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash used in operating activities	$(54,050)	$(40,584)
Cash provided by (used in) investing activities	30,942	(5,183)
Cash provided by financing activities	24,959	268
Net increase (decrease) in cash and cash equivalents	$1,851	$(45,499)
Operating Activities
During the nine months ended September 30, 2022, operating activities used $54.1 million of cash, primarily resulting from a net loss of $58.2 million, partially offset by non-cash charges of $3.9 million, including $3.1 million of stock-based compensation, and changes in our operating assets and liabilities of $0.3 million.
During the nine months ended September 30, 2021, operating activities used $40.6 million of cash, primarily resulting from a net loss of $46.7 million, partially offset by non-cash charges of $6.1 million, including $4.8 million of stock-based compensation.
Investing Activities
During the nine months ended September 30, 2022, net cash provided by investing activities includes proceeds from sales and maturities of marketable securities, partially offset by purchases of capital equipment.
During the nine months ended September 30, 2021, net cash used in investing activities consisted of purchases of marketable securities and capital equipment, which were partially offset by proceeds from maturities of marketable securities.
Financing Activities
During the nine months ended September 30, 2022, net cash provided by financing activities consisted of net proceeds from the issuance of common stock and convertible notes, which were partially offset by payments of the principal portion of a finance lease and principal portion of debt.
During the nine months ended September 30, 2021, net cash provided by financing activities consisted of net proceeds from the issuance of common stock, which were partially offset by payments of the principal portion of a finance lease and a terminal fee obligation and debt issuance costs.

Loan and Security Agreement
On September 2, 2021, we entered into the New Loan and Security Agreement for term loans in an aggregate principal amount of $26.0 million. The New Loan and Security Agreement replaced the loan and security agreement between us and SLR Investment Corp., dated as of January 9, 2018 and further amended on October 5, 2018, November 30, 2018 and August 28, 2020 (as amended, the "Prior Loan and Security Agreement"). The term loans under the New Loan and Security Agreement will accrue interest at an annual rate equal to 8.60% plus the greater of (a) the thirty (30) day U.S. Dollar LIBOR rate and (b) 0.10%, payable monthly in arrears. The monthly principal payments of $0.4 million will be paid over a period of 45 months beginning in January 2023 through the final maturity date of September 1, 2026. Per the New Loan and Security Agreement, the date on which repayment of principal commences can be further extended to July 2023 and January 2024, provided we satisfy certain equity related conditions. The term loans are also subject to a prepayment fee of 3.00% if prepayment occurs within the first year subsequent to September 2, 2021, 2.00% in the second year and 1.00% in the third year through final maturity. The New Loan and Security Agreement also contains certain financial covenants, including an unrestricted minimum cash level until certain clinical trial study data conditions are met, and non-financial covenants. As security for our obligations under the New Loan and Security Agreement, we granted the lender a first priority perfected security interest in all of our existing and after-acquired assets, including intellectual property.
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
In September 2022, the Company made a $6.4 million prepayment to SLR Investment Corp. under the New Loan and Security Agreement, including principal payments of $6.0 million and payment of a terminal fee obligation of $0.4 million. There was no prepayment fee in connection with this payment.
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

We are required to comply with an unrestricted minimum cash level of $20.0 million in accordance with our loan and security agreement with SLR Investment Corp. until certain clinical trial data conditions are met, and there is a risk that we may be unable to remain in compliance with those financial covenants in the future in which case the debt may become immediately due and payable. Based on our current operating plan, we believe that we have sufficient cash, cash equivalents and marketable securities to fund our operations into the second quarter of 2023, however, if we are unable to satisfy the financial covenants contained in our loan and security agreement with SLR Investment Corp., and SLR Investment Corp. seeks immediate repayment of our loan in full, we believe that our cash, cash equivalents and marketable securities will be sufficient to fund our operations into the late first quarter of 2023. We do not have sufficient cash, cash equivalents, and marketable securities to support current operations through a full 12 months from the issuance date of this Quarterly Report on Form 10-Q. We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt re-financings, collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all, including as a result of market volatility following the COVID-19 pandemic. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. Further, inflation may affect our use of capital resources by increasing our cost of labor and clinical trial expenses. We also intend to continue to evaluate options to refinance our outstanding long-term debt. The amounts involved in any such transactions, individually or in the aggregate, may be material. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.
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

Emerging Growth Company Status
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to use the extended transition period for complying with new or revised accounting standards and, as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. We may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of our IPO or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2022 were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are a biotechnology company with a limited operating history. Investment in product development in the healthcare industry, including of biotechnology products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate an adequate effect or an acceptable safety profile, gain regulatory approval and/or become commercially viable. At this time, we are pursuing development of AXA1125 in a Clinical Trial under an IND for the treatment of NASH, for which we reported an interim analysis on September 29, 2022. Additionally, we reported the top line results of a Clinical Trial of AXA1125 for the treatment of Long COVID on August 2, 2022. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2008. Our net loss was $58.2 million for the nine months ended September 30, 2022 and $46.7 million for the nine months ended September 30, 2021. As of September 30, 2022, we had an accumulated deficit of $395.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates in Clinical Studies, Clinical Trials for any product candidate we elect to develop as a drug product candidate under an IND or non-U.S. equivalent and as we seek regulatory approvals, as necessary, for and commercialize our product candidates, if approved. In addition, inflationary pressure could adversely impact our financial results. We anticipate that our expenses will increase substantially if, and as, we:
•conduct preclinical studies, Clinical Studies, and for those product candidates that we elect to develop as therapeutics, Clinical Trials or their equivalent in non-U.S. jurisdictions;
•incur setbacks or delays to the initiation or completion of preclinical studies, product development, Clinical Studies and/or Clinical Trials due to the COVID-19 pandemic or any other international crisis;
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
•incur any disruption or delays to the supply of our product candidates due to the COVID-19 pandemic or any other international crisis;
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
As of September 30, 2022, we had cash and cash equivalents of $25.4 million, and an accumulated deficit of $395.4 million. We believe that we will require additional working capital to fund our planned operations through a full 12 months from the issuance date of this Quarterly Report on Form 10-Q. In March 2022, we sold common stock through a registered direct offering for net proceeds of approximately $24.8 million after deducting estimated offering expenses payable by us. In September 2022, the Company made a $6.4 million prepayment under the Company's $26.0 million loan an security agreement with SLR Investment Corp. On October 13, 2022 we sold common stock through a registered direct offering for net proceeds of approximately $28.1 million after deducting estimated offering expenses payable by us, including $6.0 million received as cancellation of indebtedness upon the conversion of convertible notes that we issued on September 20, 2022. Additional funding will be necessary beyond this point to continue to fund our research and development activities. We are required to comply with an unrestricted minimum cash level of $20.0 million in accordance with our loan and security agreement with SLR Investment Corp. until certain clinical trial data conditions are met, and there is a risk that we may be unable to remain in compliance with those financial covenants in the future in which case the debt may become immediately due and payable. Our plans to alleviate our financing requirements include, among other things, pursuing the sale of our common stock and funding through the establishment of a collaboration(s) with a potential partner(s) to further advance our product pipeline, none of which can be guaranteed or are entirely within our control. If we are unable to alleviate our financing requirements via these means, we could be forced to discontinue some of our operations or develop and implement a plan to further extend payables, reduce overhead or scale back our current operating plan until sufficient additional capital is raised to support further operations. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern, and; therefore, it may be more difficult for us to attract investors. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations.
We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete development and commercialization of our product candidates.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts for our current and future programs: to conduct further research and development, preclinical studies, Clinical Studies and/or Clinical Trials for any product candidates we elect to develop as a drug product candidate under an IND or non-U.S. equivalent; to validate the manufacturing process and specifications for our product candidates; to seek regulatory approvals for or identify alternate regulatory pathways to market for our product candidates; and to launch and commercialize any products for which we receive regulatory approval or identify an alternate regulatory pathway to market, including potentially building our own commercial organization. As of September 30, 2022, we had $25.4 million of cash and cash equivalents. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities balance is not sufficient to fund our operating expenses, capital expenditure requirements and loan and security agreement obligations through at least the next 12 months following the filing date of this Quarterly Report on Form 10-Q. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from our expectations, and we will in any event require additional capital in order to complete clinical development of any of our current product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
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
•any disruption or delays to the supply of our product candidates due to the COVID-19 pandemic or any other international crisis;
•the cost of prosecuting or defending intellectual property disputes, including patent infringement actions we bring against third parties for infringement of our patents or brought by third parties against us related to our product candidates or our development platform, or other technologies;
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

We may experience delays in completing our preclinical studies and initiating or completing Clinical Studies and, for those product candidates that we decide to develop as drug product candidates, including AXA1125, Clinical Trials. We also may experience numerous unforeseen events during, or as a result of, any future Clinical Studies or Clinical Trials that we may conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including, but not limited to:
•unforeseen events or events over which we have little to no control, such as the COVID-19 pandemic or any other international crisis, can cause execution delays for our Clinical Studies or Clinical Trials;
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
In addition, there are additional companies that are working on modulating specific metabolic pathways involved in various health and disease conditions. Although we are not aware of any company creating products targeting metabolic multifactorial activity for the same indications and targets as us, Entrinsic Biosciences, Inc. is developing amino acid combinations to treat gastrointestinal disorders and other conditions associated with dysfunctional transport membrane proteins. Companies with clinical programs that could compete with our current pipeline of product candidates include 89bio, Inc., AIM ImmunoTech, Akero Therapeutics, Inc., AstraZeneca plc, Bristol-Myers Squibb Co., Direct Biologics LLC, Genetech, Inc., Genfit SA, GeNeuro SA, Gilead Sciences, Inc., Intercept Pharmaceuticals, Inc., Inventiva S.A., Madrigal Pharmaceuticals, Inc., Novartis AG, Novo Nordisk A/S, OrganiCell, Resolve Therapeutics, Todos Medical Ltd., Tonix Pharmaceuticals, Inc., and Viking Therapeutics, Inc., among others.
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
Regulatory authorities globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the European Union adopted a new regulation governing data practices and privacy called the General Data Protection Regulation, or EU GDPR, which became effective on May 25, 2018. In addition, following withdrawal of the UK from the EU (Brexit), as of January 2021, the UK incorporated the EU GDPR into United Kingdom law along with the UK Data Protection Act 2018 (referred to as the “UK GDPR” and together with the EU GDPR, referred to as the “GDPR”). The GDPR applies to any company that collects and uses personal data in connection with offering goods or services to individuals in the European Union or the monitoring of their behavior.
Non-compliance with the GDPR may result in monetary penalties of up to €20/£17.5 million or 4% of worldwide revenue, whichever is higher. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase the cost of providing our product candidates, if approved, or even prevent us from offering our product candidates, if approved, in certain jurisdictions.
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
As of September 30, 2022, we had cash and cash equivalents of $25.4 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents and marketable securities since September 30, 2022, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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
Our obligations under the New Loan and Security agreement are secured by a first priority perfected security interest in our assets, including intellectual property. The New Loan and Security Agreement also contains customary representations and warranties, as well as customary affirmative and negative covenants. Among other restrictions, the negative covenants, subject to exceptions, prohibit or limit our ability to: maintain collateral accounts; declare dividends or redeem or purchase equity interests; incur additional liens; make investments; incur additional indebtedness; engage in mergers, acquisitions and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business. The New Loan and Security Agreement also contains certain financial covenants, including an unrestricted minimum cash level of $20.0 million until certain study data conditions are met. These covenants may restrict our ability to finance our operations and to pursue our business activities and strategies. Furthermore, such restrictions may limit our flexibility in planning for or reacting to, changes in our business and industry; and they may place us at a competitive disadvantage compared to our peers and competitors that have no restrictions or more favorable terms with credit lenders. Our ability to comply with these covenants may also be affected by events beyond our control.
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
In September 2022, the Company made a $6.4 million repayment to SLR under the New Loan and Security Agreement.

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
The FDA and comparable foreign regulatory authorities such as the EMA have expressed interest in further regulating biotechnology products and product candidates such as ours. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in Clinical Studies or Clinical Trials of our product candidates or similar products conducted by others may cause the FDA or comparable foreign regulatory authorities to change the requirements for approval of any of our product candidates. The FDA or comparable foreign regulatory authorities may impose unexpected, onerous requirements on our products because they are composed of multiple amino acids, requiring a clinical demonstration of the functionality and contribution of each component of our product candidates. Such requirements may include additional studies or analyses. Similarly, the EMA and competent authorities of the EU member states govern the development of product candidates as drugs in the European Union and the member state regulatory bodies govern the development of product candidates under non-drug regulations and may issue new guidelines concerning the development and marketing authorization for our product candidates and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional Clinical Trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may, for our drug product candidates, result in a review and approval process that is longer than we otherwise would have expected and delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete Clinical Trials and commercialize our current and future product candidates in a timely manner, if at all.

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
In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. Among policy-makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. See section entitled “Business – Regulation of Drug Product Candidates and Drugs – Current and Future Healthcare Reform Legislation” in Part I Item 1, Business of our Annual Report on Form 10-K for the year ended December 31, 2021.
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
We plan to conduct Clinical Trials in the European Union or the United Kingdom, which may subject us to additional privacy restrictions. We will be subject to the data protection laws of the European Union (“EU”) and United Kingdom (“UK”) in relation to personal data we collect from these territories. These laws impose additional obligations and risk upon our business, including substantial expenses and changes to business operations that are required to comply with these laws. The withdrawal of the UK from the EU (Brexit) and the subsequent separation of the data protection regimes of these territories mean we are required to comply with separate data protection laws in the EU and UK which may lead to additional compliance costs and could increase our overall risk. The collection, use, storage, disclosure, transfer, and other processing of personal data in the European Union is governed by the provisions of the General Data Protection Regulation (“EU GDPR”), which became effective on May 25, 2018. Further to Brexit, the EU GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. As of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the EU GDPR into United Kingdom law along with the UK Data Protection Act 2018 (referred to as the “UK GDPR” and together with the EU GDPR, referred to as the “GDPR”). Failure to comply with the GDPR, and any supplemental European Economic Area (“EEA”) country’s national data protection laws which may apply by virtue of the location of the individuals whose personal data we collect, may result in fines and other administrative penalties, including monetary penalties of up to €20/£17.5 million or 4% of worldwide revenue (whichever is higher). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.
The GDPR imposes several requirements relating to the processing personal data, including the requirement to provide a notice to individuals about personal data processing activities, the lawful basis for processing personal data, having data processing agreements with third parties who process personal data, appointing data protection officers, conducting data protection impact assessments, record-keeping, responding to individuals’ requests to exercise their rights in respect of their personal data, notification of data breaches to the competent national data protection authority, and the implementation of safeguards to protect the security and confidentiality of personal data. The GDPR also imposes several additional requirements relating to the processing of health and other sensitive data which will require us to obtain consent from the individual to whom the personal data relates.

The GDPR imposes strict rules on the transfer of personal data out of the EEA/UK to countries not regarded by European Commission and the United Kingdom government as providing adequate protection (“third countries”), including the United States. These transfers are prohibited unless an appropriate safeguard specified by data protection laws is implemented, such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission, or a derogation applies. A decision by the Court of Justice of the European Union, or CJEU, in 2020 Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems or Schrems II) invalidated the EU-U.S. Privacy Shield Framework (which was one of the primary mechanisms used by U.S. companies to import personal data from the EEA in compliance with the GDPR's cross-border data transfer restrictions) and affirmed the use of SCCs as an appropriate safeguard for the international transfer of personal data from the EU to third countries, and . The Schrems II decision also established that transfers made pursuant to the SCCs (and other similar appropriate transfer safeguards) need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred personal data, to ensure an “essentially equivalent” level of protection to that guaranteed in the EEA in the jurisdiction where the data importer is based (“Transfer Equivalence Test”). On June 4, 2021, the European Commission issued new forms of SCCs (which replace the previous SCCs adopted under the Data Protection Directive) for data transfers from controllers or processors subject to the GDPR, to controllers or processors established outside the EEA The UK is not subject to the European Commission’s new standard contractual clauses but has published its own transfer mechanisms, the International Data Transfer Agreement and International Data Transfer Addendum (“IDTA”), which enables transfers from the UK and has implemented a similar Transfer Equivalence Test. If we conduct Clinical Trials in the European Union or the United Kingdom, we will be required to carry out Equivalence Tests and transition to the new forms of SCCs/IDTA with service providers outside the UK/EEA who we utilize for the processing of UK/EEA personal data and any other parties outside the UK/EEA who we transfer UK/EEA personal data to. The international transfer obligations under the EU and UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA/UK personal data is located and which service providers we can utilize for the processing of EEA/UK personal data, particularly as the enforcement around GDPR international transfer compliance obligations is currently unclear.. Although the United Kingdom is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the United Kingdom as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the United Kingdom remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The United Kingdom government has confirmed that personal data transfers from the United Kingdom to the European Economic Area remain free flowing.
The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with these or new data protection rules. This may be onerous and adversely affect our business, financial condition, prospects and results of operations.
The UK Government has also now introduced a Data Protection and Digital Information Bill (“UK Bill”) into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EU data protection regime and threaten the UK Adequacy Decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk.

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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, development platform and other technologies we may develop. We seek to protect our proprietary position by filing patent applications in the United States and abroad relating to our product candidates and development platform, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. As of September 30, 2022, we have 10 granted U.S. patents covering certain of our product candidates and other technologies, and we have filed or intend to file patent applications on our product candidates, certain aspects of our development platform and other technology; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.

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

The facilities used to manufacture our drug product candidates must be approved by the FDA or other foreign regulatory agencies pursuant to inspections that could be conducted before or will be conducted after we submit a marketing application to the FDA or other foreign regulatory agencies. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.
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
As of September 30, 2022, our executive officers, directors and their affiliates and 5% stockholders held, in the aggregate, approximately 73.8% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may feel are otherwise in their best interests.

We are an emerging growth company as well as a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to us will make our common stock less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we completed our IPO, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO; (b) in which we have total annual gross revenue of at least $1.235 billion; or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30; and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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

10.1
Securities Purchase Agreement, dated as of September 20, 2022, by and among Axcella Health Inc. and certain funds affiliated with Flagship Pioneering, as purchasers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38901) filed with the Securities and Exchange Commission on September 23, 2022).

10.2*	First Amendment to Securities Purchase Agreement, dated as of September 30, 2022, by and among Axcella Health Inc. and the purchasers party thereto.
10.3
Form of Convertible Promissory Note (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38901) filed with the Securities and Exchange Commission on September 23, 2022).

10.4
Form of Securities Purchase Agreement dated as of October 13, 2022 by and among Axcella Health, Inc. and the purchasers thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38901) filed with the Securities and Exchange Commission on October 13, 2022).

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

AXCELLA HEALTH INC.

Date: November 1, 2022	By:	/s/ William R. Hinshaw, Jr.
William R. Hinshaw, Jr. President, Chief Executive Officer and Director

AXCELLA HEALTH INC.

Date: November 1, 2022	By:	/s/ Robert Crane
Robert Crane Senior Vice President and Chief Financial Officer