Form 10-K
period 2022-12-31
Axcella Health Inc.
filed 2023-03-30
CIK 1633070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________
FORM 10-K
______________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _ TO _
COMMISSION FILE NUMBER 001-38501
______________________________________________________________________________
AXCELLA HEALTH INC.
(Exact name of registrant as specified in its charter)
______________________________________________________________________________

Delaware	26-3321056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 1270 Littleton, Massachusetts (Address of principal executive offices)	01460 (Zip Code)

(857) 320-2200 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	AXLA	The Nasdaq Global Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $67,802,542 as of June 30, 2022 (based on a closing price of $2.03 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 28, 2023, the registrant had 73,683,027 shares of common stock, $0.001 par value per share, outstanding.

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
This Annual Report contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our plans and expectations regarding our strategic alternative review process and the timing and success of such process regarding a potential transaction;
•success in retaining our officers, key employees or directors;
•our ability to fund our planned operations for the next twelve months and our ability to continue to operate as a going concern;
•expectations that our cash will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2023, particularly in light of our recent payoff with SLR;
•expectations that we will be able to obtain funding for our operations, including funding necessary to complete further development, any future clinical trials we may conduct and, if approved, commercialization of any product candidates we may develop;
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
•impairment charges for long-lived assets;
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

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:
•We do not currently have sufficient working capital to fund our planned operations for the next 12 months and may not be able to continue as a going concern, and our cash has been depleted by our recent payoff of the SLR loan. Further, we have recently announced a strategic plan, which significantly reduced our operations to focus on our pursuit of strategic alternatives;
•We have significantly reduced our employee base;
•We will require additional capital to fund our operations and if we fail to obtain necessary financing (which will be challenging if not impossible to obtain), we will not be able to complete development and commercialization of our product candidates.
•We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
•We have identified material weaknesses in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could harm our business and negatively impact the value of our common stock.
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
Item 1. Business
Overview
We are a clinical-stage biotechnology company focused on pioneering a new approach to treat complex diseases using compositions of endogenous metabolic modulators, or EMMs. Our product candidates are comprised of multiple EMMs that are engineered in distinct combinations and ratios with the goal of simultaneously impacting multiple biological pathways. Our pipeline includes lead therapeutic candidates for the treatment of Long COVID (also known as Post COVID-19 Condition and Post-Acute Sequelae of COVID-19, or “PASC”) associated fatigue, and the treatment of non-alcoholic steatohepatitis, or NASH.
Using our discovery platform, we have efficiently designed product candidates that are comprised of amino acids and their derivatives, which have a general history of safe use. The orally administered EMM compositions that we have tested clinically to date in our development model have shown the potential to generate multifactorial effects in our initial Clinical Studies.
In December 2022, we announced that we discontinued our EMMPACT Phase 2b clinical trial of AXA1125 for the treatment of NASH to focus on AXA1125 for the treatment of Long COVID associated fatigue. We also announced a corporate restructuring and that we have initiated a process to explore a range of strategic alternatives to maximize shareholder value and we have engaged an investment bank to act as a strategic advisor for this process. We expect to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize shareholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any additional cash distributions to our stockholders.
As of December 31, 2022, we had cash and cash equivalents of $17.1 million. Based on our current financial resources and forecasted operating plan, we believe that we will be able to operate into the second quarter of 2023.

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
Completed Phase 2a Long COVID Clinical Trial

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
In May 2022, we completed patient enrollment in our Phase 2a Clinical Trial and on August 2, 2022, and we reported topline results. Subjects who received AXA1125 had improvements in measures of mental and physical fatigue that were both highly statistically significant and clinically relevant compared to those who received placebo. Mean changes in total, physical and mental scores in the CFQ-11 versus placebo were -4.30 (p=0.0039), -2.94 (p=0.0097) and -1.32 (p=0.0097), respectively. Clinically meaningful shifts in the severity of physical and mental fatigue were also noted in subjects who received AXA1125 compared to those who received placebo. There was a statistically significant correlation of improvement in fatigue score and greater distance achieved in the 6MWT (p=0.0027), an objective measure of physical ability, only observed in subjects who received AXA1125 when compared to those receiving placebo. There was a notable trend toward significant improvement in serum lactate levels after a 6MWT in AXA1125 subjects (p=0.0730). AXA1125 was well tolerated with no significant emergent adverse events or serious adverse events reported by study subjects.
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

In January 2023, we received regulatory guidance from the MHRA supporting a single trial that could serve as the registration trial for patients with Long COVID associated fatigue. In February 2023, we announced our Investigational New Drug (IND) application to initiate a phase 2b/3 trial in the U.S. for AXA1125 in the treatment of Long COVID associated fatigue had been cleared by the U.S. Food and Drug Administration (FDA). The study design now has acceptance from both the U.S. and U.K. regulatory authorities.

AXA1125 for Nonalcoholic Steatohepatitis (NASH)
AXA1125 is an oral product candidate for the treatment of NASH. In 2021, our IND for this candidate was cleared by the FDA, enabling us to proceed directly into a global Phase 2b Clinical Trial that was initiated in the second quarter of 2021. We branded this global trial EMMPACT based on the potential for AXA1125, an EMM composition, to deliver meaningful, multifactorial clinical benefits to patients with NASH. Based on AXA1125’s differentiated, multi-targeted design and data from our earlier Clinical Studies, we believe this candidate holds the potential, if approved, to serve as a first-line NASH monotherapy for both adult and pediatric patients and be used in combination with other agents if required.

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
Terminated Phase 2b EMMPACT Clinical Trial

Following FDA clearance of an IND application for AXA1125, we initiated our EMMPACT Phase 2b Clinical Trial for this candidate in the second quarter of 2021. This global randomized, double-blind, placebo-controlled, multi-center Clinical Trial was evaluating the efficacy, safety and tolerability of AXA1125 in adult patients with biopsy-confirmed F2/F3 NASH. Following a protocol amendment, approximately 300 subjects (an increase of 30 subjects over the original design to ensure sufficient liver biopsy data) were to be enrolled and randomized 1:1:1 to receive either 45.2 or 67.8 grams per day of AXA1125 or a matched placebo in two divided doses for 48 weeks, with a four-week safety follow-up period. Patients were to be stratified based on the presence or absence of type 2 diabetes.
The Clinical Trial’s primary endpoint was to assess the proportion of subjects with a biopsy-confirmed ≥2-point improvement in their NAFLD Activity Score (NAS) after the 48-week treatment period. Secondary endpoints were to include the proportion of patients achieving biopsy-confirmed resolution of NASH without worsening of fibrosis and the proportion of patients achieving a ≥1 stage improvement in fibrosis without worsening of NASH, as well as a range of non-invasive markers, such as MRI-PDFF, vibration controlled transient elastography (Fibroscan®), liver enzymes and measures of insulin resistance.
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
At 24-weeks there were statistically significant improvements in the liver stiffness measurement (LSM) compared to placebo in the high dose arm for all subjects. Absolute changes in LSM were 0.13, -2.01, and -4.07 kilopascals (kPa) in the placebo, low dose and high dose arms, respectively (p= 0.0992 and 0.0096 for the low and high dose, respectively, compared to placebo). These results were supported by statistically significant improvements in other NITs of liver fibrosis: ELF and FIB-4. Statistically significant improvements in ALT were seen at both weeks 12 and 24 in all subjects (placebo-adjusted difference of -28.61% (p=0.0183) and -36.3% (p=0.0017) for the low and high doses, respectively). All subjects experienced significantly greater changes from baseline in MRI-PDFF at 12-weeks compared to the change from baseline in the placebo group (placebo adjusted difference of -18.98% (p=0.0082) and -21.24% (p=0.0014) for the low and high doses, respectively). Numerical trends of improvement relative to placebo in PDFF were seen at week 24 but these were not statistically significant in the small number of subjects. Overall, these positive results confirm AXA1125’s multi-targeted impact, a differentiated approach to directly and simultaneously targeting multiple pathways that are dysregulated in NASH. Consistent with previous results, AXA1125 was found to be well-tolerated in this study. Both dose levels are active and will be continued. Consistent with prior clinical trials, T2DM showed results comparable to non-diabetics.
In December 2022, we terminated our EMMPACT Phase 2b Clinical Trial of AXA1125 for NASH. The Company will consider options for pursuing AXA1125 in NASH should resource availability change.

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
Terminated Phase 2 EMMPOWER Clinical Trial
Following FDA clearance of an IND application for AXA1665, we initiated our EMMPOWER Phase 2 Clinical Trial for this candidate in the second quarter of 2021. This global randomized, double-blind, placebo-controlled, multi-center investigation was evaluating the efficacy and safety of AXA1665 in patients who have experienced at least one prior OHE event and have neurocognitive dysfunction at screening. Approximately 150 patients on lactulose ± rifaximin (stratified by rifaximin use) were to be randomized 1:1 to receive either 53.8 grams per day of AXA1665 or a matched placebo in three divided doses for 24 weeks, with a four-week safety follow-up period.

The Clinical Trial’s primary endpoint was to assess the proportion of patients with a ≥2-point increase in the psychometric hepatic encephalopathy score (PHES) after the 24-week treatment period. Key secondary endpoints were to focus on the proportion of patients experiencing an OHE breakthrough event and time to first OHE breakthrough event, including time to hospitalization. Other secondary endpoints were to include changes in physical function and patient-reported outcomes.
In May 2022, we terminated our EMMPOWER Phase 2 Clinical Trial of AXA1665 for reduction in risk of recurrent OHE. The Company will consider options for pursuing AXA1665 should resource availability change.
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
Intellectual Property
We are establishing a broad, global intellectual property portfolio for our technology and have already received 12 issued U.S. patents, including both composition of matter and method of use claims. This is notable considering the speed of our development model and establishes a foundation for the large number of submitted applications for our pipeline (177 patents pending worldwide as of March 13, 2023). Our matrixed approach to IP is inclusive of trade secrets and trademarks and encompasses our product candidates (various constituents and amounts); indications; the development platform; manufacturing processes and technologies; and formulations. In our patents for compositions and methods of use, we seek claims of broad and narrow scope. For instance, some claims cover any composition containing a minimum of specified EMMs with activity, while other claims expressly cover specific product candidates by naming all the EMMs present.
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
As of March 13, 2023, our patent portfolio consisted of 19 patent families, 12 granted U.S. patents and 200 worldwide patents granted or pending (including U.S.). To date, all of our patent rights are owned by us. Our objective is to continue to expand our portfolio of patents and patent applications to protect our product candidates and certain aspects of our development platform, manufacturing processes, formulations, and insights into amounts, uses, and features of our EMM compositions.

In addition, we own a portfolio of legacy patents and patent applications related to recombinant proteins for nutrition and therapeutics, including 12 granted U.S. patents and 3 pending U.S. patent applications, and 11 granted foreign patents and 6 pending foreign patent applications.
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
Compositions and Methods for Treatment of Long COVID (Post-Acute Sequelae of COVID-19)
Our patents on compositions of matter covering AXA1125 include its use in a Long COVID indication. Currently, patent rights relating specifically to Long COVID and related conditions include 1 U.S. patent application and 1 corresponding International (PCT) patent application. We would expect any granted patent based on this portfolio to expire in 2042, excluding any patent term adjustments or extensions.
Compositions and Methods for NAFLD/NASH
Our patent applications cover a class of compositions for fatty liver disease, including our drug product candidate AXA1125. Currently, patent rights relating to AXA1125 and related compositions and their uses in fatty liver disease include 5 granted U.S. patents, 1 U.S. patent application, and over 30 foreign national patent applications and patents. We expect any granted patent based on this family to expire in 2037, excluding any patent term adjustments or extensions.
A second family of applications directed more specifically to related compositions and uses currently includes 1 U.S. patent application. We expect the patent applications in this second family, if issued, to expire in 2039, without taking into account any patent term adjustments or extensions we may obtain.
Compositions and Methods for the Treatment of Cirrhosis
Our patent applications cover a class of compositions for cirrhosis, including our drug product candidate AXA1665. Currently, patent rights relating to cirrhosis include 3 granted U.S. patents, 1 pending U.S. patent application, and over 30 foreign national patent applications and patents. We expect any granted patent based on this family to expire in 2038, excluding any patent term adjustments or extensions.

Compositions and Methods for Blood and Sickle Cell Disease
Our patent applications cover a class of compositions for blood health and sickle cell disease. Currently, this family of applications includes 1 granted U.S. patent, 1 U.S. patent application and over 15 foreign national patent applications. We expect any granted patent based on this family to expire in 2039, excluding any patent term adjustments or extensions.
A second family of applications directed more specifically to related compositions and uses currently includes 1 U.S. patent application. We expect the patent applications in this second family, if issued, to expire in 2040, without taking into account any patent term adjustments or extensions we may obtain.
Compositions and Methods for Acute Muscle Atrophy
Our patent applications cover a class of compositions for muscle atrophy. Currently, patent rights relating to muscle atrophy include 1 U.S. patent application and over 25 foreign national patent applications and patents. We expect any granted patent based on this family to expire in 2037, excluding any patent term adjustments or extensions.
A second family of applications directed to unique features and uses of related compositions currently includes 2 granted U.S. patents, 1 U.S. patent application, and 5 foreign national patent applications. We expect the patent applications in this second family, if issued, to expire in 2039, without taking into account any patent term adjustments or extensions we may obtain.
Compositions and Methods for Treatment of Traumatic Brain Injury and Stroke
Our patent applications cover a class of compositions for traumatic brain injury and stroke. Currently, patent rights relating to traumatic brain injury include 2 U.S. patent application and 8 foreign national patent applications. We expect any granted patent based on this portfolio to expire in 2038, excluding any patent term adjustments or extensions.
Platform-Related Intellectual Property
In addition to the indication-related intellectual property, our intellectual property portfolio also includes know-how and patent applications directed to our development platform and other technologies developed internally. Exemplary platform technologies that are the subject of such patent applications include:
•manufacturing processes for complex EMM compositions (currently 1 allowed U.S. patent application and 14 foreign national patent applications);
•taste formulations (currently 1 granted U.S. patent, 1 pending U.S. patent application and 13 foreign national patent applications and patents); and
•unique formulations of candidate compositions (1 U.S. patent application and 9 foreign national patent applications).
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

Regulatory Exclusivity
Under certain circumstances, approval of a drug product by a health authority will result in a period of data exclusivity and/or market exclusivity (together considered as regulatory exclusivity) for the product. Data exclusivity means that no party can file for approval of a drug product based on the original drug approval application data. Market exclusivity (such as orphan drug exclusivity) means that the health authority may not be permitted to give final approval to a drug product for a defined period of time, absent certain conditions. In the United States, five-year data exclusivity is only available upon initial approval of a new chemical entity (NCE), which may not apply to some EMM product compositions. Moreover, if an abbreviated new drug application (ANDA) or 505(b)(2) application is filed with a “Paragraph IV certification” referencing a product protected by NCE exclusivity and Orange Book-listed patent(s), FDA may accept such application for filing four years after the reference product’s approval rather than five years. A new drug application with a Paragraph IV certification provides an opportunity for initiating patent litigation, and FDA cannot grant final approval of the application until the earlier of resolution of the patent litigation in the applicant’s favor or 30 months from the Paragraph IV notice date. Three-year market exclusivity may also be granted upon approval of applications (including supplements) containing the results of new clinical investigations (other than bioavailability studies), conducted by the applicant and essential to the FDA’s approval of new versions or conditions of use of previously approved drugs, such as new indications, delivery mechanisms, dosage forms, strengths, or other conditions of use. However, the scope of such exclusivity is generally limited to the particular basis of the approval (e.g., the new indication or dosage form). In the EU, the period of regulatory exclusivity for a drug product approved based on a full stand-alone dossier consisting of quality, pre-clinical and clinical trial data is 10 years, which consists of eight years of data exclusivity which prevent generic applicants from referencing the innovator's data when applying for market authorization and two additional years of market exclusivity where the generic product (even if approved) cannot be marketed until the full 10-year exclusivity or protection period has expired. This 10-year of exclusivity or protection period can be cumulatively extended to 11 years if, during the first eight years of the protection/exclusivity period, the marketing authorization holder has obtained approval of one or more new therapeutic indications that are held to bring about a significant benefit as compared with existing therapies. We believe that our products, if approved, should be entitled to the full 10 years of regulatory data exclusivity in the EU. Orphan drug exclusivity in the U.S. is seven years. See “Orphan Drug Designation” for further information. Conducting a pediatric study in response to, and in compliance with the conditions of, a written request from FDA extends every form of existing regulatory exclusivity as well as patents by 6 months in the U.S. provided that the data is submitted in a timely manner. For orphan indications, the product is eligible for a period of 10 years of orphan market exclusivity in the EU, during which the EU regulatory authorities are not permitted to accept an application for or approve a "similar medicinal product" in relation to the approved orphan indication. This period can be extended to a maximum of 12 years if the marketing authorization holder has conducted and provided data in compliance with an agreed pediatric investigation plan and has not secured an SPC on the basis of the product approval. Orphan drug exclusivity in Japan is 10 years.
Trademark Protection
As of December 31, 2022, our trademark portfolio contains more than 50 registrations and pending applications. We have trademarks in over 18 countries, including the European Union. For the marks AXCELLA and the Axcella LOGO, we also have registrations in countries, including China, India, Japan and the UK. In the United States, we have registrations for the Axcella LOGO, AXCELLA HEALTH, and AXCELLA marks.

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
Accelerated approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (FDORA), the FDA may require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, unless otherwise informed by the FDA, the FDA currently requires, as a condition for accelerated approval, that all advertising and promotional materials that are intended for dissemination or publication within 120 days following marketing approval be submitted to the FDA for review during the pre-approval review period, and that after 120 days following marketing approval, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.
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
In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our contract manufacturers. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution.
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
Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.
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
We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals or clearances of our product candidates, if any, may be.

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
•The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for information related to certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
•Federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs.
•Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers
•Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor. These laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies implement compliance to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures and pricing information. State and foreign laws also govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts. Data privacy and security laws and regulations in foreign jurisdictions may also be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation).

Current and Future Healthcare Reform Legislation
In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system. In particular, in 2010 the ACA was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.
Other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:
•The U.S. Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year. Subsequent legislation extended the 2% reduction which remains in effect through 2030. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.
•On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.
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
Foreign Regulations
In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. For example, we were subject to MHRA regulations for approval of our clinical trial of AXA1125 in Long COVID. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the 27-Member States of the EU, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Under EU regulatory systems, a company may submit marketing authorization applications either under a centralized procedure or one of the procedures administered by the competent authorities in the EU Member States (e.g. the decentralized or mutual recognition procedures). The centralized procedure, which is compulsory for medicinal products produced by biotechnology processes, advanced-therapy medicinal products (i.e. gene-therapy, somatic cell-therapy or tissue-engineered medicines); designated orphan medicinal products or those medicinal products containing new active substances for specific indications, namely for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, viral diseases or auto-immune and other immune dysfunctions. The centralized procedure is optional for products that contain a new active substance for any other indications, or which are of a significant therapeutic, scientific or technical innovation and whose authorization would be in the interest of public health in the EU. Under the centralized procedure, a marketing authorization application is submitted to the EMA where it will be evaluated by the Committee for Medicinal Products for Human Use (CHMP). A favorable opinion by the EMA typically results in the grant by the European Commission of a single marketing authorization that is valid across all EU Member States, and the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway) (EEA), within 67 days of receipt of the opinion. The initial marketing authorization is valid for five years, but once renewed it is usually valid for an unlimited period. The decentralized procedure provides for approval by one or more “Concerned” Member States based on an assessment of an application performed by one Member State, known as the “Reference” Member State. Under the decentralized procedure, an applicant submits an application, or dossier, and related materials to the Reference Member State and Concerned Member States. The Reference Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the Reference Member State’s assessment report, each Concerned Member State must decide whether to approve the assessment report and related materials. If a Member State does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all Member States involved. Where a product has already received a marketing authorization in one Member State, another Member State can recognize that marketing authorization under the mutual recognition procedure.
When conducting clinical trials in the EU, we must adhere to the provisions of the EU Clinical Trials Regulation (EU) No 536/2014. This requires among other things, that the prior authorization of an independent ethics committee and the submission and approval of a clinical trial authorization application be obtained in each Member State before commencing a clinical trial in that Member State. The new Clinical Trials Regulation replaced the Clinical Trials Directive 2001/20/EC on 31 January 2022 and overhauled the system of approvals for clinical trials in the EU. Specifically, the new Regulation, which is directly applicable in all Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. The main characteristics of the new Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System (CTIS); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Concerned Member States) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Concerned Member State. Strict deadlines have also been established for the assessment of clinical trial applications.

As in the United States, it may be possible in foreign countries to obtain a period of market and/or data exclusivity that would have the effect of postponing the entry into the marketplace of a competitor’s generic or biosimilar product. For example, in the EU, if any of our products receive a marketing authorization, we expect that we will benefit from eight years of data exclusivity and an additional two years of marketing exclusivity. An additional one-year extension of marketing exclusivity is possible if, during the data exclusivity period, we obtain an authorization for one or more new therapeutic indications that is deemed to bring a significant clinical benefit compared to existing therapies. The data exclusivity period begins on the date of the product’s first marketing authorization in the EU and prevents generic or biosimilar applicants from referencing the innovator’s pharmacological, toxicological and clinical data for a period of eight years in order to apply for a generic or biosimilar marketing authorization. After eight years, a generic or biosimilar marketing authorization application may be submitted and the sponsoring companies may rely on the marketing authorization holder’s data for the reference product, but the generic or biosimilar product cannot be marketed until the expiry of the two-year market exclusivity period. There is no guarantee that a product will be considered by the EU’s regulatory authorities to be an innovative medicinal product and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on a marketing authorization application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.
As in the United States, a sponsor may apply for designation of a product as an orphan medicinal product for the treatment of a specific indication in the EU before the application for a marketing authorization is made. A product can be designated as an orphan medicinal product in the EU if its sponsor can establish: (1) that the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) the prevalence of the condition is not more than five in ten thousand persons in the EU when the application is made, or (ii) without incentives, it is unlikely that the marketing of the product in the EU would generate sufficient return to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention, or treatment of the condition in question that has been authorized in the EU or, if such method exists, the product has to be of a significant benefit compared to products available for that condition. Orphan medicinal products in the EU enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication, except for in the following limited circumstances:
•a second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior;
•the marketing authorization holder of the authorized orphan product consents to a second orphan medicinal product application; or
•the marketing authorization holder of the authorized orphan product cannot supply enough orphan medicinal product.
A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
The aforementioned EU rules are generally applicable in the EEA.

The UK formally left the EU on January 31, 2020, and the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of Good Manufacturing Practice, or GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework continues to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently largely aligns with EU regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. For example, the UK clinical trials legislation is currently based on the now repealed EU Clinical Trials Directive. The extent to which the regulation of clinical trials in the United Kingdom will mirror the new EU Clinical Trials Regulation that has come into effect is not yet known, however the MHRA has opened a consultation on a set of proposals designed to improve and strengthen the United Kingdom clinical trials legislation. Such consultation took place from January 17, 2022 until March 14, 2022, and the MHRA is currently analyzing feedback. Currently, in order to conduct a clinical trial of a medicinal product in the UK, a clinical trial authorization application must be submitted to and approved by the MHRA. The application must also be approved by an independent ethics committee. The sponsor of a clinical trial in the UK must be established in the UK or the EEA or, if this is not the case, the sponsor must have a legal representative who is so established.
As a result of the Northern Ireland Protocol, centralized EU marketing authorizations continue to be recognized in Northern Ireland. A separate marketing authorization is, however, required in order to place medicinal products on the market in Great Britain. On January 1, 2021, all medicinal products with an existing centralized marketing authorization were automatically converted to Great Britain marketing authorizations. For a period of three years from January 1, 2021, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. This is known as the EC Decision Reliance Procedure, or ECDRP. Under the ECDRP, a marketing authorization application can be submitted to the MHRA at any time after the approval of an EU marketing authorization, however a delay in submission may affect the delivery of a decision within the specified timelines. Where a submission is made within five days of a positive opinion issued by the CHMP, the MHRA will aim to determine the Great Britain marketing authorization as soon as possible after European Commission approval, and by day 67 at the latest provided that the European Commission decision has been received. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators when determining an application for a new Great Britain marketing authorization.
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

There are additional companies that are working on modulating specific metabolic pathways involved in various health and disease conditions. Although we are not aware of any company creating products targeting metabolic multifactorial activity for the same indications and targets as us, Entrinsic Biosciences, Inc. is developing amino acid combinations to treat gastrointestinal disorders and other conditions associated with dysfunctional transport membrane proteins. Companies with clinical programs that could compete with our current pipeline of product candidates include 89bio, Inc., AgelessRx, AIM ImmunoTech, Akero Therapeutics, Inc., Bausch Health, Bristol-Myers Squibb Co., Esperion Therapeutics, Inc., Genfit SA, Gilead Sciences, Inc., Intercept Pharmaceuticals, Inc., Madrigal Pharmaceuticals, Inc., Mallinckrodt plc, Novartis AG, OrganiCell, Resolve Therapeutics, Scholar Rock Holding Corporation, and Viking Therapeutics, Inc., among others.
Human Capital
In December 2022, we announced a reduction-in-force of approximately 85%. Following the reduction-in-force, as of December 31, 2022, we had 11 full-time U.S.-based employees engaged to facilitate exploration and consummation of a strategic transaction. None of our employees were represented by labor unions or subject to collective bargaining agreements.
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
Risks Related to Our Financial Position and Capital Needs
We are exploring strategic alternatives for the Company that could significantly impact our future operations and financial position.

In December 2022, we announced that we are exploring strategic alternatives with the goal of enhancing stakeholder value and we have engaged an investment bank to act as a strategic advisor for this process. Potential strategic alternatives that may be considered as part of this process include an acquisition, merger, reverse merger, other business combination, sales of assets, licensing or other strategic transactions involving the Company. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. No timetable has been established for the completion of this process, and we do not expect to disclose developments unless and until our board of directors has concluded that disclosure is appropriate or required. If we determine to change our business strategy or to seek to engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.

If we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
There can be no assurance that the process to identify a strategic transaction will result in a successfully consummated transaction. If no transaction is completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic alternatives. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; (ii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business; and (iii) non-cancelable contractual obligations. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a biotechnology company with a limited operating history. Investment in product development in the healthcare industry, including of biotechnology products, is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate an adequate effect or an acceptable safety profile, gain regulatory approval and/or become commercially viable. In December 2022 our capital balance required us to lay off fifty-two (52) employees constituting approximately 85% of our workforce and terminate a Clinical Trial under an IND of AXA1125 for the treatment of NASH, for which we had reported an interim analysis on September 29, 2022. We sold our laboratory equipment in January 2023. As of January 31, 2023, we no longer occupied our offices and laboratories at 840 Memorial Drive in Cambridge. We have no products approved for commercial sale, have not generated any revenue from product sales to date and continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2008. Our net loss was $81.2 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $418.4 million. If we are able to obtain sufficient capital to initiate a potential registration trial of AXA1125 in Long COVID and continue other operations, we expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of our product candidates in Clinical Studies, Clinical Trials for any product candidate we elect to develop as a drug product candidate under an IND or non-U.S. equivalent and as we seek regulatory approvals, as necessary, for and commercialize our product candidates, if approved. In addition, inflationary pressure could adversely impact our financial results. We anticipate that our expenses will increase substantially if, and as, we:
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
As of December 31, 2022, we had cash and cash equivalents of $17.1 million, and an accumulated deficit of $418.4 million. We believe that we will require additional working capital to fund our planned operations through a full 12 months from the issuance date of this Annual Report on Form 10-K. In March 2022, we sold common stock through a registered direct offering for net proceeds of approximately $24.8 million after deducting estimated offering expenses payable by us. In September 2022, we made a $6.4 million prepayment under our $26.0 million loan and security agreement with SLR Investment Corp. On October 13, 2022 we sold common stock through a registered direct offering for net proceeds of approximately $28.1 million after deducting estimated offering expenses payable by us, including $6.0 million received as cancellation of indebtedness upon the conversion of convertible notes that we issued on September 20, 2022. On December 15, 2022 we paid $21.0 million to SLR Investment Corp. to fully pay off our loan and security agreement with them. Additional funding will be necessary beyond this point to continue to fund our research and development activities. Our plans to alleviate our financing requirements include, among other things, pursuing the sale of our common stock, a transaction of the Company or our AXA1125 product candidate for Long COVID, and funding through the establishment of a collaboration(s) with a potential partner(s) to further advance our product pipeline, none of which can be guaranteed or are entirely within our control. As of December 15, 2022, we were forced to discontinue some of our operations and develop and implement a plan to further extend payables, reduce overhead and scale back our current operating plan until sufficient additional capital is raised to support further operations. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern, and; therefore, it may be more difficult for us to attract investors. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, further reduce, or further delay operations.
We will require additional capital to fund our operations and if we fail to obtain necessary financing, we will not be able to complete development and commercialization of our product candidates.
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts if we are able to execute our current and future programs: to conduct further research and development, preclinical studies, Clinical Studies and/or Clinical Trials for any product candidates we elect to develop as a drug product candidate under an IND or non-U.S. equivalent; to validate the manufacturing process and specifications for our product candidates; to seek regulatory approvals for or identify alternate regulatory pathways to market for our product candidates; and to launch and commercialize any products for which we receive regulatory approval or identify an alternate regulatory pathway to market, including potentially building our own commercial organization. As of December 31, 2022, we had $17.1 million of cash and cash equivalents. Based on our current operating plan, we believe that our existing cash and cash equivalents balance is not sufficient to fund our operating expenses and capital expenditure requirements through at least the next 12 months following the filing date of this Annual Report on Form 10-K. Our future capital requirements and the period for which our existing resources will support our operations may vary significantly from our expectations, and we will in any event require additional capital in order to complete clinical development of any of our current product candidates. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
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
•the outcome, timing and cost of meeting regulatory requirements established by the FDA, any other regulatory authorities in the United States, and, when applicable, comparable foreign regulatory authorities, such as the MHRA and the EMA;
•the effect of changes in regulations or policy relating to the development and commercialization of our product candidates by the FDA, any other regulatory authorities in the United States and, when applicable, other comparable foreign regulatory authorities, such as the MHRA and the EMA;
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

We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product revenue or, if we were to enter into third-party agreements, sufficient royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. We may sell or merge the company or sell substantially all the assets of the Company. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible into or exchangeable for common stock, your ownership interest will be diluted. If we raise additional capital through debt financing, we would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring or licensing intellectual property rights. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be forced to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives, significantly reduce our operating expenses, including by reductions in staff, complete a strategic transaction, and/or limit or cease and wind-down operations. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline, causing you to lose all or part of your investment.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which the Company has credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:
•Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•Delayed or lost access to, or reductions in borrowings available under revolving existing credit facilities or other working capital sources and/or delays, inability or reductions in the company’s ability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•Potential or actual breach of contractual obligations that require the Company to maintain letters of credit or other credit support arrangements;
•Potential or actual breach of financial covenants in our credit agreements or credit arrangements;
•Potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; or
•Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, impact the available strategic alternatives we are exploring to maximize shareholder value, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a supplier may determine that it will no longer deal with us as a customer. In addition, a supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on the Company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any supplier bankruptcy or insolvency, or the loss of any significant supplier relationships, could result in material losses to the Company and may have a material adverse impact on our business.
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

We do not know whether we will be able to initiate or complete Clinical Trials for product candidates we decide to develop as drug product candidates on schedule, if at all. Additionally, we may determine as a result of factors in or out of control to terminate plans or efforts in connection with Clinical Studies or Clinical Trials. If we do not have sufficient funds to finance our Clinical Studies or Clinical Trials or the FDA or equivalent regulatory authority has requirements we are not able to comply with, or that we decide to not comply with, we may need to delay or cancel one or more of our Clinical Studies or Clinical Trials. For instance, in May 2022, we had announced the termination of our Clinical Trial of AXA1665 for the reduction in risk of recurrent OHE, which is a rare disease of very ill patients with enrollment challenges and long timelines for approval, to focus our resources on our Long COVID and NASH programs. In December 2022, we announced the termination of our Clinical Trial of AXA1125 for NASH.
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
In addition, there are additional companies that are working on modulating specific metabolic pathways involved in various health and disease conditions. Although we are not aware of any company creating products targeting metabolic multifactorial activity for the same indications and targets as us, Entrinsic Biosciences, Inc. is developing amino acid combinations to treat gastrointestinal disorders and other conditions associated with dysfunctional transport membrane proteins. Companies with clinical programs that could compete with our current pipeline of product candidates include 89bio, Inc., AIM ImmunoTech, Akero Therapeutics, Inc., AstraZeneca plc, Bristol-Myers Squibb Co., Direct Biologics LLC, Genentech, Inc., Genfit SA, GeNeuro SA, Gilead Sciences, Inc., Intercept Pharmaceuticals, Inc., Inventiva S.A., Madrigal Pharmaceuticals, Inc., Novartis AG, Novo Nordisk A/S, OrganiCell, Resolve Therapeutics, Todos Medical Ltd., Tonix Pharmaceuticals, Inc., and Viking Therapeutics, Inc., among others.
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
Our ability to compete in the highly competitive biotechnology industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical and other personnel. We are highly dependent on our management, scientific and medical personnel, and laid off about 85% of our personnel across functions in December 2022. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and our inability to hire suitable replacements could result in delays in product development and harm our business. We conduct our operations in Massachusetts. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice.
Employment of our key employees is at-will, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

We are in non-compliance with Nasdaq’s continued listing standards, and if we do not regain compliance we will be delisted from Nasdaq.

On December 30, 2022, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (which we refer to as the “Minimum Bid Price Requirement”). The Nasdaq deficiency letter has no immediate effect on the listing of our common stock, and our common stock will continue to trade on the Nasdaq Global Market under the symbol “AXLA” at this time. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we have been provided a period of 180 calendar days, or until June 28, 2023 (which we refer to as the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. If, at any time ending June 28, 2023, the bid price for our common stock closes at $1.00 or more for a minimum of ten consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to us that we have regained compliance with the Minimum Bid Price Requirement and our common stock will continue to be eligible for listing on the Nasdaq Global Market, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H). If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to The Nasdaq Capital Market, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period. To effect such a transfer, we would also need to pay an application fee to Nasdaq and provide written notice to the Staff of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. As part of its review process, the Staff will make a determination of whether it believes we will be able to cure the deficiency. Should the Staff conclude that we will not be able to cure the deficiency, the Staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing and Hearing Review Panel. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the Staff to the panel, such appeal would be successful. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain, or even pursue, compliance with the Minimum Bid Price Requirement, secure a second period of 180 days to regain compliance, or maintain compliance with any of the other Nasdaq continued listing requirements.

A future pandemic like COVID-19 may materially and adversely affect our business and our financial results.
The COVID-19 pandemic resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, supply chain disruptions, business shutdowns and clinical site closures to non-essential care and clinical trials. Although we cannot presently predict the full scope and severity of a future pandemic such as COVID-19, including a resurgence of COVID-19 or a new variant of the SARS-CoV02 virus or should the H5N1 avian influenza virus jump species into humans, these developments and measures could materially and adversely affect our business, our results of operation and financial condition. Furthermore, a future pandemic such as the COVID-19 pandemic may adversely impact our ability to complete our ongoing and planned Clinical Trials of AXA1125 in a timely manner or at all due to patient or principal investigator recruitment or availability challenges, Clinical Trial site shutdowns or other interruptions. Additionally, we may also experience potential limitations on the quality, completeness and interpretability of data we are able to collect. For instance, on May 7, 2020, a subject death was reported as a result of COVID-19 by one of our principal investigators in our AXA1665-002 Clinical Study. This serious adverse event and any others that may result from a future pandemic such as COVID-19 may impact the quality, completeness and interpretability of the data that we were able to collect. The supply chain disruptions that resulted from COVID-19-related manufacturing shutdowns, global transportation changes, and loss of workers in key industries show that a future pandemic could affect access to raw materials and operations for manufacturing our product candidates, and distribution of product candidates to clinical sites or for commercialization. In addition, as a result of the a future pandemic such as COVID-19 pandemic, we or our key third-party service providers may be not able to complete key program and product development milestones on time or at all; quarantines, shelter-in-place and similar government orders may impact personnel at third-party manufacturing facilities that negatively impact the availability or cost of materials used in our product candidates; market volatility and conditions may limit our ability to raise additional capital to finance our business plans on attractive terms or at all; our business continuity plans may not be effective at limiting operational disruptions or delays; we may suffer negative impacts to operations that may be vulnerable as a result of government or company measures taken to control the spread of a pandemic infection such as COVID-19; potential shutdowns of government agencies such as the SEC or FDA may limit our ability to raise capital and negatively impact our product development timelines; the passage of new legislation may increase our operating costs or limit our operations, such as the Families First Coronavirus Response Act; we may suffer negative consequences due to vulnerabilities that emerge as a result of our limited operations, such as a cybersecurity incident; or one of our key executives, scientists or other personnel may become incapacitated by a future pandemic.
The extent to which a future pandemic such as COVID-19 impacts our business, operations or financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, new information that may emerge concerning the severity of the pandemic or the nature or effectiveness of actions to contain the pandemic or treat its impact, among others. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. However, if we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business, results of operation and financial condition.
We have a limited operating history, which may make it difficult to evaluate our technology and product development capabilities and predict our future performance.
As an organization, we have completed a limited number of Clinical Trials and Clinical Studies, and we have terminated an ongoing study early due to resource constraints in December 2022.

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
In addition, as an early-stage company, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown circumstances, which may be significant. Given our completed and potential future Clinical Trial for the treatment of Long COVID, we will need to transition from a company that has undertaken relatively small, early-stage Clinical Studies to a company capable of completing larger scale, global, late-stage Clinical Trials and, if successful, commercial activities. We may not be successful in such transitions.
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
We were subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our research and development activities conducted previously may involve the use of biological and hazardous materials and may produce hazardous waste products. We generally contracted with third parties for the disposal of these materials and wastes.
We cannot be sure that in our prior R&D operations that we eliminated the risk of contamination or injury from these materials, and materialization of such past risk could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally complied with the standards prescribed by these laws and regulations, we cannot guarantee that this has been the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance if we restart laboratory research operations. In addition, if we restart our laboratory research operations, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may negatively impact our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.
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
While we have reorganized as a virtual company with no set location, our current operations are centered in Massachusetts. In addition, we have created a United Kingdom limited company, which is a wholly-owned subsidiary of Axcella Health Inc. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, including any potential effects from COVID-19, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our distributed locations, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Natural disasters or pandemics such as the COVID-19 pandemic could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event occurred that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, we cannot assure our investors that the amounts of insurance will be sufficient to satisfy any damages and losses. If the manufacturing facilities of our third-party contract manufacturers are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.
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
In addition to developing and commercializing our product candidates in the United States and the United Kingdom, we also intend to engage in these activities outside of the United States and United Kingdom and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, if our product candidates are approved, including, but not limited to:

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
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The United Kingdom and other countries outside of the United States where the Company may do business may undertake review of its tax laws. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.
Our ability to use NOLs and research and development credits to offset future taxable income may be subject to certain limitations.
We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2022, we had U.S. federal and state net operating loss, or NOL, carryforwards of $329.2 million and $318.3 million, respectively. These amounts begin to expire in 2029. The federal net operating losses generated since 2018 can be carried forward indefinitely. As of December 31, 2022, we also had U.S. federal and state research and development tax credit carryforwards of $10.6 million and $3.2 million, respectively, both of which expire at various dates through 2042. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future taxable income or tax liabilities, respectively.

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
As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. In addition, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that may be initiated by nations including the U.S., the United Kingdom, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. There can be no assurance that future volatility, disruption or deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets continue to be volatile or are disrupted or deteriorate, including as a result of COVID-19 or the military conflict between Russia and Ukraine, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.
As of December 31, 2022, we had cash and cash equivalents of $17.1 million. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents since December 31, 2022, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the restructuring of the Company, the volatility of the stock market and the general economic downturn.

Our loan agreement subjected us to operating restrictions and financial covenants and restricted our business and financing activities.
On September 2, 2021, we entered into a Loan and Security agreement with SLR Investment Corp., formerly known as Solar Capital Ltd., for term loans in an aggregate principal amount of $26.0 million. The Loan and Security Agreement replaced the Prior Loan and Security Agreement between us and SLR Investment Corp., dated as of January 9, 2018 and further amended on October 5, 2018, November 30, 2018 and August 28, 2020. On September 8, 2022, the Company made a $6.4 million repayment to SLR under the Loan and Security Agreement, and on December 15, 2022, the Company paid $21.0 million to SLR, fully paying off the Loan and Security agreement, resulting in release of all liens against Company assets.
Our obligations under the Loan and Security agreement were secured by a first priority perfected security interest in our assets, including intellectual property. The Loan and Security Agreement also contained customary representations and warranties, as well as customary affirmative and negative covenants. Among other restrictions, the negative covenants, subject to exceptions, prohibit or limit our ability to: maintain collateral accounts; declare dividends or redeem or purchase equity interests; incur additional liens; make investments; incur additional indebtedness; engage in mergers, acquisitions and asset sales; transact with affiliates; undergo a change in control; add or change business locations; and engage in businesses that are not related to its existing business. The Loan and Security Agreement also contained certain financial covenants, including an unrestricted minimum cash level of $20.0 million until certain study data conditions were met.
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

In prior or future studies or trials of our product candidates, we may have or will expressly or implicitly characterize or classify such candidates as encompassed within a specific regulatory scheme (e.g., as foods or dietary supplements). Regulatory authorities may not agree with the regulatory classification of the product candidates used in our Clinical Studies or any subsequent classification of such candidates prior to commercialization. To date, we have submitted and the FDA has cleared an IND for our Phase 2 Clinical Trial of AXA1665, which we initiated in the second quarter of 2021 and terminated in the second quarter of 2022. Additionally, we have submitted and the FDA has cleared an IND for our Phase 2b Clinical Trial of AXA1125 for the treatment of NASH, which we initiated in the second quarter of 2021 and terminated in December 2022. We have also submitted and the United Kingdom’s MHRA has accepted a CTA for our Phase 2a Clinical Trial of AXA1125 for the treatment of Long COVID, which we initiated in December 2021 and reported top line results in August 2022. In November 2022, we conducted a Scientific Meeting with the MHRA, and in January 2023 the MHRA agreed with the Company’s plan for a registrational Phase 2b/3 Clinical Trial of AXA1125 for the treatment of Long COVID. In January 2023 we submitted an Investigation New Drug application to the FDA for a Phase 2b/3 Clinical Trial of AXA1125 for the treatment of Long COVID, and the FDA cleared that application in February 2023. We have not discussed the development of our other product candidates evaluated in Clinical Studies or our utilization of specific regulatory pathways for our other product candidates with the FDA or comparable foreign regulatory authorities and any such regulator may not agree with our current activities or future approach or plans for further development. The FDA may determine that our product candidates are not safe or appropriate for use in Clinical Studies or are not governed by food regulations and therefore may classify any of our product candidates as being ineligible for investigation in Clinical Studies without an IND. The FDA or other regulatory authorities may also take enforcement action, or otherwise delay or prevent further development or commercialization of our product candidates.
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
•food and drug laws, including FDA, EMA or MHRA regulations;
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
Obtaining and maintaining regulatory approval for drug product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval or identify and maintain an alternate regulatory pathway in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process or path to market in others. For example, even if the FDA grants marketing approval of a drug product candidate for therapeutic indications, comparable foreign regulatory authorities could take opposing positions and decline to approve the manufacturing, marketing and promotion of such product candidate in those countries. Similarly, even if a foreign regulatory authority grants marketing approval of a drug product candidate for a therapeutic indication, the FDA could take opposing positions and decline to approve such product in the U.S. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States. Preclinical studies, Clinical Studies and Clinical Trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval and the approved price may not lead to profitability or acceptable margins.
We may also submit marketing applications in other countries such as the United Kingdom. Regulatory authorities in jurisdictions outside of the United States may have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.
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
The FDA and comparable foreign regulatory authorities such as the EMA have expressed interest in further regulating biotechnology products and product candidates such as ours. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in Clinical Studies or Clinical Trials of our product candidates or similar products conducted by others may cause the FDA or comparable foreign regulatory authorities to change the requirements for approval of any of our product candidates. The FDA or comparable foreign regulatory authorities may impose unexpected, onerous requirements on our products because they are composed of multiple amino acids, requiring a clinical demonstration of the functionality and contribution of each component of our product candidates. Such requirements may include additional studies or analyses. Similarly, the EMA and competent authorities of the European Union Member States govern the development of product candidates as drugs in the European Union and may issue new guidelines concerning the development and marketing authorization for our product candidates and require that we comply with these new guidelines. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional Clinical Trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may, for our drug product candidates, result in a review and approval process that is longer than we otherwise would have expected and delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete Clinical Trials and commercialize our current and future product candidates in a timely manner, if at all.

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
If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We have been granted Fast Track designation for AXA1125 for the treatment of NASH with liver fibrosis. We may seek Fast Track designation in the U.S. or comparable designation in other countries, such as Innovative Licensing and Access Pathway (ILAP) in the United Kingdom, for other indications or for certain of our future product candidates, but there is no assurance that the FDA will grant this status to any of our other proposed product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.
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
In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. The success of our product candidates, if approved for therapeutic indications, depends on the availability of adequate coverage and reimbursement from third-party payors, including governmental healthcare programs, such as Medicare and Medicaid, commercial payors and health maintenance organizations. In addition, because our product candidates have the potential to represent a relatively new approach to the treatment of the diseases, we cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. See section entitled “Business – Regulation of Drug Product Candidates and Drugs – Coverage and Reimbursement” in Part I Item 1, Business of this Annual Report.
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
In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. Among policy-makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. See section entitled “Business – Regulation of Drug Product Candidates and Drugs – Current and Future Healthcare Reform Legislation” in Part I Item 1, Business of this Annual Report.
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
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the U.S., our operations may be directly, or indirectly through our future, potential customers and third-party payors, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act (“FCA”), and data privacy and physician sunshine laws and regulations. These laws or their relevant foreign counterparts may impact, among other things, our proposed sales, marketing, and education programs and our relationships with healthcare providers, physicians and other parties through which we market, sell and distribute our products for which we obtain marketing approval. In addition, we may be subject to patient privacy regulation by the federal government and the states in the U.S. as well as other jurisdictions. See section entitled “Business – Regulation of Drug Product Candidates and Drugs – Other Healthcare and Privacy Laws” in Part I Item 1, Business of this Annual Report.
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
Failure to comply with U.S. health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business.
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
The GDPR imposes several requirements relating to the processing personal data, including the requirement to provide a notice to individuals about personal data processing activities, the lawful basis for processing personal data, having data processing agreements with third parties who process personal data, appointing data protection officers, conducting data protection impact assessments, record-keeping, responding to individuals’ requests to exercise their rights in respect of their personal data, notification of data breaches to the competent national data protection authority, and the implementation of safeguards to protect the security and confidentiality of personal data. The GDPR also imposes several additional requirements relating to the processing of health and other sensitive data which may require us to obtain consent from the individual to whom the personal data relates.
The GDPR imposes strict rules on the transfer of personal data out of the EEA and UK to countries not regarded by European Commission and the United Kingdom government as providing adequate protection (“third countries”), including the United States. These transfers are prohibited unless an appropriate safeguard specified by data protection laws is implemented (such as the Standard Contractual Clauses (“SCCs”) approved by the European Commission and the UK International Data Transfer Agreement/Addendum (“UK IDTA”)) or a derogation applies. When relying on the SCCs and the UK IDTA for data transfers, we may also be required to carry out transfer impact assessments, on a case-by-case basis, taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred personal data, to ensure an “essentially equivalent” level of protection to that guaranteed in the EEA and UK, in the jurisdiction where the data importer is based. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA and UK personal data is transferred and which service providers we can utilize for the processing of EEA and UK personal data.

Although the United Kingdom is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the United Kingdom as providing adequate protection under the EU GDPR ("Adequacy Decision") and, therefore, transfers of personal data originating in the EEA to the United Kingdom remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The United Kingdom government has confirmed that personal data transfers from the United Kingdom to the European Economic Area remain free flowing.

The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with these or new data protection rules. This may be onerous and adversely affect our business, financial condition, prospects and results of operations.
The UK Government has also now introduced a Data Protection and Digital Information Bill (“UK Bill”) into the UK legislative process with the intention for this bill to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EU data protection regime and threaten the UK Adequacy Decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

European Union drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for any product candidate in the European Member States.
We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the European Union, the pricing of pharmaceutical products is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of product candidates. The requirements governing product pricing vary widely from country to country. For example, Member States in the European Union are able to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.
In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future healthcare reform measures.
Much like the federal Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to induce improper performance is typically governed by the national anti-bribery laws of European Union Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the European Union.

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
Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, development platform and other technologies we may develop. We seek to protect our proprietary position by filing patent applications in the United States and abroad relating to our product candidates and development platform, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. As of December 31, 2022, we have 12 granted U.S. patents covering certain of our product candidates and other technologies, and we have filed or intend to file patent applications on our product candidates, certain aspects of our development platform and other technology; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications.
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

We cannot rule out that our competitors may have or will obtain the knowledge necessary to analyze and characterize similar data to our known data for the purpose of identifying and developing products that could compete with any of our product candidates, or that while we suspend our research and development operations as a result of our reorganization that competitors may not catch up to our level of knowledge and understanding. Our competitors may also have significantly greater financial, product development, technical and human resources and access to data. Further, our competitors may have significantly greater experience in using translational science methods to identify and develop product candidates.
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
Risks Related to Our Reliance on Third Parties
We rely on third parties to conduct our Clinical Studies and Clinical Trials, and to assist us in meeting the regulatory requirements applicable to the development and marketing of our products. If we are unable to meet our obligations to these third parties in a timely fashion and as a result these third parties discontinue or delay services or if these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize any potential product candidates.
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
In reliance on third parties, we have limited experience manufacturing our product candidates for Clinical Trials. We similarly have limited experience with the manufacturing requirements for non-drug products at a commercial scale. Our cGMP manufacturing process development and scale-up is at an early stage. The actual cost to manufacture and process our product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates. In the future, we may develop internal manufacturing capacity in part by expanding our own facilities or building additional facilities. This activity will require substantial additional funds and we would need to invest such funds in creating the proper manufacturing infrastructure and to hire and train a significant number of qualified employees to staff these facilities. We may not be able to develop cGMP-compliant manufacturing facilities that are adequate to produce materials for additional later-stage Clinical Studies, Clinical Trials, or commercialization, which may materially and adversely affect our business.

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
•the impact of the Company's restructuring in December 2022;
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
As of December 31, 2022, our executive officers, directors and their affiliates and 5% stockholders held, in the aggregate, approximately 78% of our outstanding voting stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may feel are otherwise in their best interests.

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
We have identified material weaknesses in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could harm our business and negatively impact the value of our common stock.
On December 15, 2022, as part of the corporate restructuring, we significantly reduced the size of our finance function, resulting in diminished segregation of duties over financial reporting. Consequently, in connection with the preparation and audit of our financial statements, a material weakness was identified in our internal control over financial reporting as it relates to segregation of duties as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we identified the following material weaknesses in our internal control over financial reporting:
•We did not maintain an effective control environment as we did not maintain a sufficient complement of accounting and financial reporting resources commensurate with our financial reporting requirements.
•We did not maintain an effective risk assessment process, whereby our risk assessment was not updated for the changes resulting from the restructuring in December 2022.
•We did not maintain appropriate control activities to support the appropriate segregation of duties over the review of account reconciliations and manual journal entries.
•We did not document, thoroughly communicate and monitor controls processes.
These material weaknesses did not result in any adjustments to our financial statements for the year ended December 31, 2022. However, these material weaknesses could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. Refer to Item 9A, Controls and Procedures, for our remediation plan.
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

In connection with the preparation and audit of our financial statements as of and for the year ended December 31, 2022, material weaknesses were identified in our internal control over financial reporting. We cannot assure you that the material weakness identified will be remediated by us on the timelines currently anticipated, or at all, or that there will not be additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Global Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
These inherent limitations include the facts that judgments in decision-making can be faulty, our limited personnel after the reorganization in December 2022 may not be sufficient for effective disclosure controls and procedures, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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
Holders of Our Common Stock
As of March 1, 2023, there were approximately 28 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future. The terms of any future debt or other financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited in the foreseeable future to the appreciation of their stock.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans is included in Item 12 of this Annual Report, and is incorporated herein by reference.
Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any of our registered equity securities during the period covered by this Annual Report.
Item 6. [Reserved]

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
In December 2022, we announced that we discontinued our EMMPACT Phase 2b clinical trial of AXA1125 for the treatment of NASH to focus on AXA1125 for the treatment of Long COVID associated fatigue. We also announced a corporate restructuring and that we have initiated a process to explore a range of strategic alternatives to maximize shareholder value and we have engaged an investment bank to act as a strategic advisor for this process. We expect to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize enterprise value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value or that we will make any additional cash distributions to our stakeholders.
Also, in December 2022, we reduced our workforce by 52 positions, (representing approximately 85% of employees), leaving a core team of individuals to lead the strategic review process.
Funding Overview
Since our inception, we have focused substantially all of our resources on building our proprietary platform, establishing and protecting our intellectual property portfolio, conducting research and development activities, developing our manufacturing process and manufacturing product candidate material, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from the sale of preferred stock and issuance of debt and with proceeds from our public offerings.

In May 2019, we completed our IPO pursuant to which we issued and sold 3,571,428 shares of common stock. We received proceeds of $64.5 million after deducting underwriting discounts and commissions and other offering expenses.
In May 2020, we completed a follow-on public offering pursuant to which we issued and sold 12,650,000 shares of common stock. We received proceeds of $55.9 million, after deducting underwriting discounts and commissions and other offering costs.
In June 2020, we entered into a sales agreement with SVB Leerink LLC pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $35.0 million from time to time through SVB Leerink. As of December 31, 2022, we sold an aggregate of 3,285,308 shares of common stock under the ATM Offering for net cash proceeds of $14.7 million after deducting commissions and expenses of $0.9 million.
In March 2022, we secured $24.8 million in net proceeds after deducting estimated offering expenses through a registered direct offering with certain institutional purchasers and certain directors and officers of the company named therein. In the registered direct offering, we sold 13,089,002 shares of common stock, at a purchase price of $1.91 per share.
In September 2022, we issued convertible notes in an aggregate principal amount of $6.0 million to existing investor Flagship Pioneering.
In September 2022, we paid SLR approximately $6.4 million, including principal, accrued interest, fees and costs, under the loan and security agreement. In October 2022, the interest only period was extended from January 2023 to July 2023 as we satisfied an equity related condition under the loan and security agreement.
In October 2022, we secured $28.1 million in net proceeds after deducting estimated offering expenses through a registered direct offering of common stock. As part of the registered direct offering, the $6.0 million convertible notes held by funds associated with Flagship Pioneering were automatically converted into our common stock. In total, we sold 20,847,888 shares of common stock at a purchase price of $1.64 per share.
On December 15, 2022, pursuant to a payoff letter, we voluntarily accelerated the debt and paid approximately $21.0 million, in full satisfaction of all obligations, including all outstanding principal, accrued interest, fees, costs, expenses and other amounts chargeable, under the loan and security agreement.
Since our inception, we have incurred significant operating losses. We reported net losses of $81.2 million and $64.6 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $418.4 million. Further, our cash resources have been depleted due to the $27.4 million used to extinguish our long-term debt and satisfy our obligations under the loan and security agreement with SLR. As of December 31, 2022, we had cash and cash equivalents of $17.1 million. Based on our current financial resources and forecasted operating plan, we believe that we will be able to operate into the second quarter of 2023. We expect our corporate restructuring will reduce our operating expenses with the goal of allowing us to pursue any viable strategic alternatives. There is no guarantee that this plan will be successful. We may not be able to successfully pursue any strategic alternatives and, even if certain strategic alternatives may be available, we cannot provide any assurance that the strategic alternatives review process will result in any particular alternative, transaction or value.
As noted elsewhere in this report, there is substantial doubt as to our ability to fund our planned operations for the next twelve months and to continue to operate as a going concern. We have assessed our ability to continue as a going concern, and, based on our need to raise additional capital to finance our future operations, recurring losses from operations incurred since inception, and expectation of continuing operating losses for the foreseeable future, as of March 30, 2023, the issuance date of the consolidated financial statements for the year ended December 31, 2022, we have concluded that there is substantial doubt about our ability to continue as a going concern for a period of one year from the date that these consolidated financial statements are issued.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for any product candidates we may develop. If we obtain regulatory approval for any such product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution.
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. Even if we are able to continue operations beyond the next twelve months, if we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.
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
We anticipate that our future research and development expenses will decrease compared to 2022 levels due to the discontinuation of the NASH clinical trial and reduction in workforce. Many factors can affect the cost and timing of our Clinical Studies and Clinical Trials, including, without limitation, slow patient enrollment and the availability of supplies, including as a result of the COVID-19 pandemic, and real or perceived lack of effect on biology or safety of our product candidates. In addition, the development of all of our product candidates may be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development of our product candidates.
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
We anticipate that our future general and administrative expenses will decrease from 2022 levels due to our corporate restructuring.
Impairment of Long-Lived Assets
Impairment of long-lived assets consists of:
•Costs attributable to the ceased use of our corporate offices. The impairment was determined by comparing the fair value of the impacted asset group to their carrying value as of the impairment measurement date.

•Costs attributable to the return of leased laboratory equipment to the lessor in January 2023.
Restructuring Charge
In December 2022, we incurred restructuring charges in connection with the reorganization.
Interest Income
Interest income consists of interest earned on our investments in cash equivalents, money market funds, and high-quality fixed income securities.
Interest Expense
Interest expense consists of interest on outstanding borrowings under our loan and security agreement, the amortization expense of the debt discount and debt issuance costs, and interest paid for leased capital equipment.
Loss on Extinguishment of Debt

The loss on extinguishment of debt was related to charges upon the early redemption of debt which consist of: unamortized debt issuance costs and unamortized deferred financing fees; final fees due and payable to the lender; and lender's legal fees. During 2022, we repaid all outstanding principal of $26.0 million on our loan and security agreement. As such, we recognized a $1.5 million loss calculated as the difference between the carrying amount of the debt and the total cash paid upon debt extinguishment.
In addition, we recognized an extinguishment loss of $0.1 million in the year ended December 31, 2022 representing legal fees related to the conversion of notes held by funds associated with Flagship Pioneering into common stock.
Income Taxes
Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOLs, carryforwards and tax credits will not be realized.

Consolidated Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table summarizes our consolidated results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$56,984	$43,135	$13,849
General and administrative	15,815	18,711	(2,896)
Restructuring and impairment charges	4,189	—	4,189
Total operating expenses	76,988	61,846	15,142
Loss from operations	(76,988)	(61,846)	(15,142)
Other income (expense):
Interest income	504	139	365
Interest expense	(3,021)	(2,917)	(104)
Loss on extinguishment of debt	(1,601)	—	(1,601)
Other income (expense), net	(80)	(4)	(76)
Total other income (expense), net	(4,198)	(2,782)	(1,416)
Net loss	$(81,186)	$(64,628)	$(16,558)
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Salary and benefits-related	$14,571	$13,918	$653
Clinical research and outside services	37,666	24,208	13,458
Facility-related and other	4,747	5,009	(262)
Total research and development expenses	$56,984	$43,135	$13,849

Salary and benefits-related costs increased by $0.7 million due to higher headcount and related compensation, offset in part by the reduction in force. Clinical research and outside services costs increased by $13.5 million due to expenses incurred for our Phase 2/2b clinical trials. Facility-related and other costs decreased by $0.3 million due to lower corporate expenses.

General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Salary and benefits-related	$8,821	$11,751	$(2,930)
Other contract services and outside costs	5,923	5,833	90
Facility-related and other	1,071	1,127	(56)
Total general and administrative expenses	$15,815	$18,711	$(2,896)

Salary and benefits-related costs decreased by $2.9 million, primarily due to lower stock-based compensation expense from to the forfeiture of stock awards.
Restructuring and Impairment Charges
The following table summarizes our restructuring and impairment charges incurred during the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Employee termination benefits	$1,858	$—	$1,858
Impairment of operating lease right-of-use assets	2,116	—	2,116
Impairment of property and equipment	215	—	215
Total restructuring and impairment charges	$4,189	$—	$4,189
In December 2022, we recorded charges of $1.9 million, $2.1 million and $0.2 million related to employee termination benefits, impairment of operating lease right-of-use assets, and impairment of property and equipment, respectively, following the reorganization. We paid $0.6 million of employee termination benefits in December 2022 and we paid the remainder in January 2023. In total, we paid approximately $1.9 million in employee severance benefits.
Other Income (Expense), Net
Other income (expense), net was a net expense of $4.2 million for the year ended December 31, 2022, compared to a net expense of $2.8 million for the year ended December 31, 2021. In December 2022, we recognized a $1.5 million loss upon extinguishing our debt with SLR Investment Corp.
Liquidity and Capital Resources
Since our inception, we have incurred significant operating losses. We have not yet commercialized any product candidates and we do not expect to generate revenue from sales of any product candidates we may develop for several years, if at all. To date, we have funded our operations with proceeds from the sale of preferred and common stock and borrowing of debt.
See “—Funding Overview.”
As of December 31, 2022, we had cash and cash equivalents of $17.1 million. Our cash equivalents as of December 31, 2022 consisted of bank deposits and money market funds, which enables us to achieve our liquidity and capital needs.

Cash Flows
The following table summarizes our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(69,588)	$(54,221)
Net cash provided by investing activities	30,923	3,047
Net cash provided by financing activities	32,238	3,158
Net decrease in cash and cash equivalents	$(6,427)	$(48,016)
Operating Activities
During the year ended December 31, 2022, operating activities used $69.6 million of cash, primarily resulting from our net loss of $81.2 million, partially offset by non-cash charges for stock-based compensation expense of $3.6 million, impairment of long-lived assets of $2.3 million, and loss on extinguishment of debt of $1.6 million. Additionally, accrued expenses increased to account for NASH clinical trial shut-down costs.
During the year ended December 31, 2021, operating activities used $54.2 million of cash, primarily resulting from our net loss of $64.6 million, partially offset by changes in our operating assets and liabilities of $2.3 million and non-cash charges of $8.1 million, including $6.2 million of stock-based compensation expense.
Investing Activities
During the year ended December 31, 2022, net cash provided by investing activities primarily consisted of $31.3 million in proceeds from sales and maturities of marketable securities.
During the year ended December 31, 2021, net cash provided by investing activities primarily consisted of $26.7 million in proceeds from sales and maturities of marketable securities, partially offset by purchases of marketable securities totaling $23.4 million.
Financing Activities
During the year ended December 31, 2022, net cash provided by financing activities was $32.2 million. We received net proceeds of $59.4 million from the issuance of common stock and short-term convertible notes. These cash inflows were partially offset by repayment of principal, accrued interest, fees and costs of $27.4 million.
During the year ended December 31, 2021, net cash provided by financing activities was $3.2 million, primarily consisting of net proceeds of $4.8 million from the issuance of common stock, partially offset by payments for a terminal fee obligation and debt issuance costs of $1.7 million.
Loan and Security Agreement
On September 2, 2021, we entered into a loan and security agreement with SLR Investment Corp., or SLR, (formerly known as Solar Capital Ltd.), for term loans in an aggregate principal amount of $26.0 million. The loan and security agreement replaced the loan and security agreement between us and SLR, dated as of January 9, 2018 and further amended on October 5, 2018, November 30, 2018 and August 28, 2020 (as amended, the "Prior Loan and Security Agreement").

In September 2022, we paid SLR approximately $6.4 million, including principal, accrued interest, fees and costs. In October 2022, we satisfied an equity related condition under the loan and security agreement that extended the date on which repayment of principal commences from January 2023 to July 2023. On December 15, 2022, we entered into a payoff letter with SLR, under which we voluntarily accelerated the debt and paid SLR approximately $21.0 million, in full satisfaction of all obligations, including all outstanding principal, accrued interest, fees, costs, expenses and other amounts chargeable, under the loan and security agreement. The payoff letter also provided for the termination of all commitments and obligations under the loan and security agreement and release of all liens held by SLR on our assets.
Funding Requirements
As of December 31, 2022, we had cash and cash equivalents of $17.1 million. Based on our current financial resources and forecasted operating plan, we believe that we will be able to operate into the second quarter of 2023. We expect our corporate restructuring will reduce our operating expenses with the goal of allowing us to pursue any viable strategic alternatives. There is no guarantee that this plan will be successful. We may not be able to successfully pursue any strategic alternatives and, even if certain strategic alternatives may be available, we cannot provide any assurance that the strategic alternatives review process will result in any particular alternative, transaction or value. Our cash requirements depend on numerous factors, including, without limitation, expenditures in connection with our research and development programs, including with respect to the timing and progress of Clinical Trials, Clinical Studies and preclinical development activities; payments to CROs, CMOs and other third-party providers; the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; our ability to raise additional equity or debt financing; potential repayments of our long-term debt; and our ability to enter into collaboration or license agreements and our receipt of any upfront, milestone or other payments thereunder. Changes in our research and development plans or other changes affecting our operating expenses may result in changes in the timing and amount of expenditures of our capital resources. See “Risk Factors” for further discussion of these and additional risks and uncertainties that may significantly affect the timing and amount of expenditures of our capital resources.
Based on our current operating plan, we believe we do not have sufficient cash and cash equivalents to support current operations through a full 12 months from the issuance date of this Annual Report on Form 10-K. We will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt re-financings, collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all, including as a result of market volatility following the COVID-19 pandemic. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions. The amounts involved in any such transactions, individually or in the aggregate, may be material. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern.
Nasdaq Delisting Notification

On December 30, 2022, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (which we refer to as the “Minimum Bid Price Requirement”). The Nasdaq deficiency letter has no immediate effect on the listing of our common stock, and our common stock will continue to trade on the Nasdaq Global Market under the symbol “AXLA” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we have been provided a period of 180 calendar days, or until June 28, 2023 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. If, at any time ending June 28, 2023, the bid price for our common stock closes at $1.00 or more for a minimum of ten consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to us that we have regained compliance with the Minimum Bid Price Requirement and our common stock will continue to be eligible for listing on the Nasdaq Global Market, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).
If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to The Nasdaq Capital Market, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period. To effect such a transfer, we would also need to pay an application fee to Nasdaq and provide written notice to the Staff of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. As part of its review process, the Staff will make a determination of whether it believes we will be able to cure the deficiency. Should the Staff conclude that we will not be able to cure the deficiency, the Staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing and Hearing Review Panel. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the Staff to the panel, such appeal would be successful.
We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, which could include seeking to affect a reverse stock split. However, there can be no assurance that we will be able to regain, or even pursue, compliance with the Minimum Bid Price Requirement, secure a second period of 180 days to regain compliance, or maintain compliance with any of the other Nasdaq continued listing requirements.
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

Long-Lived Assets Impairment
Long-lived assets consist of property and equipment and operating lease, right-of-use asset. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, we compare forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows.
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
Restructuring
We recognize restructuring charges related to reorganization plans that have been committed to by management when liabilities have been incurred. In connection with these activities, we record restructuring charges at fair value for one-time employee termination benefits when management has committed to a plan of termination, the plan identifies the employees and their expected termination dates, the details of termination benefits are complete, it is unlikely changes to the plan will be made or the plan will be withdrawn and communication to such employees has occurred.
One-time employee termination benefits are recognized in their entirety when communication has occurred and future services are not required. If future services are required, the costs are recorded ratably over the remaining period of service. Contract termination costs to be incurred over the remaining contract term without economic benefit are recorded in their entirety when the contract is canceled.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Axcella Health Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations incurred since inception, the expectation of continuing operating losses for the foreseeable future, and uncertainty around the changes to the business plan, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2022, the Company adopted FASB ASC Topic 842, Leases, using the modified retrospective transition approach.
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
March 30, 2023

We have served as the Company’s auditor since 2012.

AXCELLA HEALTH INC.
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$17,147	$23,574
Marketable securities	—	31,474
Prepaid expenses and other current assets	876	1,598
Total current assets	18,023	56,646
Property and equipment, net	693	870
Other assets	211	211
Total assets	$18,927	$57,727

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,707	$4,301
Accrued expenses and other current liabilities	7,849	5,849
Current portion of operating lease liability	1,592	—
Total current liabilities	14,148	10,150
Long-term debt, net of discount	—	25,070
Operating lease liability	569	—
Other non-current liabilities	46	499
Total liabilities	14,763	35,719
Commitments and contingencies (Note 11)	—	—
Stockholders' equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 74,074,201 and 39,605,701 shares issued and 73,655,220 and 39,186,720 shares outstanding at December 31, 2022 and 2021, respectively	74	40
Additional paid-in capital	422,517	359,261
Treasury stock, 418,981 shares at cost	—	—
Accumulated other comprehensive loss	—	(52)
Accumulated deficit	(418,427)	(337,241)
Total stockholders' equity	4,164	22,008
Total liabilities and stockholders' equity	$18,927	$57,727
The accompanying notes are an integral part of these consolidated financial statements.

AXCELLA HEALTH INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$56,984	$43,135
General and administrative	15,815	18,711
Restructuring and impairment charges	4,189	—
Total operating expenses	76,988	61,846

Loss from operations	(76,988)	(61,846)
Other (expense) income:
Interest income	504	139
Interest expense	(3,021)	(2,917)
Loss on extinguishment of debt	(1,601)	—
Other expense, net	(80)	(4)
Total other (expense) income, net	(4,198)	(2,782)

Net loss	$(81,186)	$(64,628)
Net loss per share, basic and diluted	$(1.49)	$(1.70)
Weighted average common shares outstanding, basic and diluted	54,355,769	38,110,420
Comprehensive loss:
Net loss	$(81,186)	$(64,628)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	52	(18)
Comprehensive loss	$(81,134)	$(64,646)
The accompanying notes are an integral part of these consolidated financial statements.

AXCELLA HEALTH INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(81,186)	$(64,628)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	412	288
Share-based compensation expense	3,583	6,243
Non-cash interest expense	513	609
Non-cash lease expense	(183)	—
Long-lived assets impairment	2,331	—
Loss on extinguishment of debt	1,601	—
Other non-cash items	177	925
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	722	94
Accounts payable	382	2,050
Accrued expenses and other current liabilities	2,060	198
Net cash used in operating activities	(69,588)	(54,221)
Cash flows from investing activities:
Purchases of property and equipment	(426)	(275)
Purchases of marketable securities	—	(23,391)
Proceeds from sales and maturities of marketable securities	31,349	26,713
Net cash provided by investing activities	30,923	3,047
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	53,495	4,779
Proceeds from convertible notes	5,926	—
Proceeds from exercise of common stock options and ESPP	182	236
Principal repayments of debt	(26,000)	—
Payment of terminal fee obligation and debt issuance costs	(1,190)	(1,726)
Repayments of the principal portion of finance lease	(175)	(131)
Net cash provided by financing activities	32,238	3,158
Net decrease in cash and cash equivalents	(6,427)	(48,016)
Cash and cash equivalents, beginning of year	23,574	71,590
Cash and cash equivalents, end of year	$17,147	$23,574
Supplemental cash flow information:
Cash paid for interest	$2,508	$2,309
Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes into common stock	$6,000	$—
Obtaining a right-of-use asset in exchange for an operating lease liability	$3,340	$—
Purchases of property and equipment included in accounts payable	$26	$2
Offering costs incurred but unpaid at period end	$—	$20
Property and equipment acquired through capital lease	$—	$534
The accompanying notes are an integral part of these consolidated financial statements.

AXCELLA HEALTH INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Par Value
BALANCE - January 1, 2021	38,022,273	$38	$347,990	$(34)	$(272,613)	$75,381
Exercise of common stock options	111,833	1	56			57
Issuance of common stock, net of issuance costs of $349	1,331,441	1	4,793			4,794
Issuance of common stock related to ESPP	56,967		179			179
Vesting of restricted stock units	83,187
Stock-based compensation			6,243			6,243
Unrealized loss on marketable securities				(18)		(18)
Net loss					(64,628)	(64,628)
BALANCE - December 31, 2021	39,605,701	$40	$359,261	$(52)	$(337,241)	$22,008
Exercise of common stock options	8,499		6			6
Issuance of common stock, net of issuance costs of $71	34,169,490	34	59,491			59,525
Issuance of common stock related to ESPP	148,416		176			176
Vesting of restricted stock units	142,095					—
Stock-based compensation			3,583			3,583
Unrealized gain on marketable securities				52		52
Net loss					(81,186)	(81,186)
BALANCE - December 31, 2022	74,074,201	$74	$422,517	$—	$(418,427)	$4,164
The accompanying notes are an integral part of these consolidated financial statements.

AXCELLA HEALTH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF BUSINESS AND BASIS OF PRESENTATION
Company Overview
Axcella Health Inc., doing business as “Axcella Therapeutics,” and subsidiaries ("Axcella," the "Company," "we" or "us") is a clinical-stage biotechnology company that was incorporated in Delaware on August 27, 2008 and has a principal place of business in Cambridge, Massachusetts. The Company is focused on pioneering a new approach to treat complex diseases using compositions of endogenous metabolic modulators, or EMMs. The Company's product candidates are comprised of multiple EMMs that are engineered in distinct combinations and ratios with the goal of simultaneously impacting multiple biological pathways. The Company's pipeline includes lead therapeutic candidates for the treatment of Long COVID (also known as Post COVID-19 Condition and Post-Acute Sequelae of COVID-19, or “PASC”) associated fatigue, and for the treatment of non-alcoholic steatohepatitis, or NASH.
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
To date, the Company has primarily financed its operations with proceeds from the sale of preferred and common stock and borrowing of debt.
In May 2019, the Company completed its initial public offering pursuant to which the Company issued an aggregate of 3,571,428 shares of its common stock for net proceeds of approximately $64.5 million after deducting the underwriting discounts and commissions and other offering expenses.
In May 2020, the Company completed a follow-on public offering pursuant to which the Company issued an aggregate of 12,650,000 shares of its common stock for net proceeds of approximately $55.9 million after deducting the underwriting discounts and commissions and other offering expenses.
In June 2020, the Company entered into a sales agreement with SVB Leerink LLC pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $35.0 million from time to time through SVB Leerink, acting as its agent (the “ATM Offering”). As of December 31, 2022, the Company sold an aggregate of 3,285,308 shares of common stock under the ATM Offering for net cash proceeds of $14.7 million after deducting commissions and expenses of $0.9 million. During the year ended December 31, 2022, the Company issued 232,600 shares of common stock in a series of sales under the ATM Offering for an aggregate net proceeds of $0.6 million after deducting nominal commissions and expenses.
In March 2022, the Company secured $24.8 million in net proceeds after deducting estimated offering expenses through a registered direct offering with certain institutional purchasers and certain directors and officers of the company named therein. In the registered direct offering, the Company sold 13,089,002 shares of common stock, at a purchase price of $1.91 per share.

In September 2022, the Company issued convertible notes in an aggregate principal amount of $6.0 million to existing investor Flagship Pioneering.
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
In late 2022, the Company used $27.4 million of its cash and cash equivalents to extinguish its long-term debt and satisfy its obligations under the loan and security agreement with SLR Investment Corp.
On December 12, 2022, the Board of Directors approved a reprioritization of the Company's programs and a restructuring of operations to support its streamlined set of priorities. As part of this restructuring, the Board approved a reduction in force of approximately 85% of the Company’s workforce. Since the reorganization, the Company has taken several actions including terminating its EMMPACT Phase 2b clinical trial of AXA1125 for the treatment of NASH to focus on AXA1125 for the treatment of Long COVID associated fatigue, and executing a plan to vacate its facility and to sell its non-leased laboratory equipment.
Under Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued.
As of December 31, 2022, the Company had an accumulated deficit of $418.4 million, and cash and cash equivalents of $17.1 million. For the year ended December 31, 2022, the Company incurred a loss of $81.2 million and used $69.6 million of cash in operations. The Company expects its reorganization will reduce its operating expenses, however the Company will need to raise additional funding to operate to fund operations. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40 based on the need to raise additional capital to finance its future operations, its recurring losses from operations incurred since inception, and expectation of continuing operating losses for the foreseeable future. As of March 30, 2023, the issuance date of the consolidated financial statements for the year ended December 31, 2022, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
The Company's plans to alleviate its financing requirements include, among other things, pursuing the sale of its common stock, a transaction of the Company or its AXA1125 product candidate for Long COVID, and funding through the establishment of a collaboration(s) with a potential partner(s) to further advance its product pipeline, none of which can be guaranteed or are entirely within the Company's control. As of December 15, 2022, the Company was forced to discontinue some of its operations and develop and implement a plan to further extend payables, reduce overhead and scale back its current operating plan until sufficient additional capital is raised to support further operations. These factors individually and collectively raise substantial doubt about the Company's ability to continue as a going concern, and; therefore, it may be more difficult for the Company to attract investors. Unless the Company is able to raise additional capital to finance its operations, its long-term business plan may not be accomplished, and the Company may be forced to cease, further reduce, or further delay operations. However, the Company does not believe it is probable that those plans can be effectively implemented to mitigate the conditions or events that raise substantial doubt.

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of expenses during the reporting period, and disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates and assumptions, including those related to recoverability of long-lived assets, useful lives used in depreciation and amortization, income taxes and related valuation allowance, accrued expenses and share-based compensation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
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
Concentrations of Credit Risk
The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. The Company’s cash and cash equivalents consists of bank deposits and money market funds that invest in U.S. treasury securities. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents. The Company invests in high-quality financial instruments and its portfolio does not consist of any instrument with a maturity duration in excess of twenty-four months, which we believe limits the Company's credit risk.
In addition, the Company's investment policy includes guidelines on the quality of the institutions and financial instruments and defines the allowable investments that the Company believes minimizes the exposure to concentrations of credit risk. The Company has not experienced any credit losses and does not believe that it is subject to significant credit risk.
The Company has a banking relationship with SVB. SVB was closed on March 10, 2023 by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money starting March 13, 2023. While the Company has not experienced any losses in such accounts, the recent failure of SVB potentially exposed the Company to significant credit risk prior to the completion by the FDIC of the resolution of SVB in a manner that fully protected all depositors.
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

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above. The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the Company's long-term debt approximates its fair value due to its variable interest rate, which approximates a market interest rate.
Long-Lived Assets - Property and Equipment
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
Long-Lived Asset - Operating Lease
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
Long-Lived Assets Impairment
Long-lived assets consist of property and equipment and operating lease, right-of-use asset. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use and eventual disposition of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows.

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
Share-Based Compensation Expense
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
The Company recognizes the tax benefit from any uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Interest and penalties associated with uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2022 and 2021, the Company has not identified any uncertain tax positions for which reserves would be required.
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2022, the Company’s only element of other comprehensive loss was unrealized gains (losses) on marketable securities.

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
3. MARKETABLE SECURITIES
During the years ended December 31, 2022 and 2021, the Company sold marketable securities worth $15.9 million and $5.9 million, respectively. For the year ended December 31, 2022, the Company recognized realized losses on the sale of those securities of less than $0.1 million, and reclassified amounts out of accumulated other comprehensive loss during the periods. As a result, as of December 31, 2022, the Company did not hold any marketable securities.
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

4. FAIR VALUE MEASUREMENTS
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy (in thousands):

	Fair value measurements at December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$14,649	$—	$—	$14,649
Total	$14,649	$—	$—	$14,649

	Fair value measurements at December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$23,021	$—	$—	$23,021
Marketable securities:
Corporate obligations	—	31,474	—	31,474
Total	$23,021	$31,474	$—	$54,495
As of December 31, 2022 and 2021, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. The Company’s marketable securities consist of corporate obligations which are adjusted to fair value at each balance sheet date, based on quoted prices, which are considered Level 2 inputs. During the years ended December 31, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$3,506	$3,426
Leasehold improvements	564	564
Office and computer equipment	303	148
Furniture and fixtures	122	122
Property and equipment, gross	4,495	4,260
Less: accumulated depreciation and amortization	(3,802)	(3,390)
Property and equipment, net	$693	$870
Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was $0.4 million and $0.3 million, respectively. The Company disposed of lab equipment during the year ended December 31, 2021 totaling $0.3 million.
The Company recognized an impairment charge of $0.2 million during the year ended December 31, 2022 primarily related to the return of leased laboratory equipment to the lessor in January 2023 (Note 14).

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued employee compensation and benefits	$808	$3,005
Accrued external research and development expenses	4,791	2,000
Accrued professional fees	824	601
Accrued employee termination benefits	1,221	—
Other	205	243
Total accrued expenses and other current liabilities	$7,849	$5,849

7. DEBT
Debt consisted of the following (in thousands):

	December 31,
	2022	2021
Principal amount of long-term debt	$—	$26,000
Debt discount	$—	(196)
Deferred financing fees	$—	(734)
Long-term debt, net of discount	$—	$25,070
In September 2021, the Company entered into a loan and security agreement with SLR Investment Corp., formerly known as Solar Capital Ltd., ("SLR") for term loans in an aggregate principal amount of $26.0 million. The loan and security agreement replaced the prior loan and security agreement between the Company and SLR.
The term loans under the loan and security agreement accrued interest at an annual rate equal to 8.60% plus the greater of (a) the thirty (30) day U.S. Dollar LIBOR rate and (b) 0.10%, payable monthly in arrears. The monthly principal payments of $0.6 million were to be paid over a period of 45 months with a final maturity date of September 1, 2026. The interest only period would be extended provided the Company satisfied certain equity related conditions. The term loans were also subject to a prepayment fee of 3.00% if prepayment occurred within the first year subsequent to September 2, 2021, 2.00% in the second year and 1.00% in the third year through final maturity.
The loan and security agreement also contained certain financial covenants, including an unrestricted minimum cash level until certain clinical trial study data conditions are met. As security for its obligations under the loan and security agreement, the Company granted SLR a first priority perfected security interest in all of the Company’s existing and after-acquired assets, including intellectual property.
In September 2022, the Company paid SLR approximately $6.4 million, including principal, accrued interest, fees and costs. In October 2022, the Company satisfied an equity related condition under the loan and security agreement that extended the date on which repayment of principal commences from January 2023 to July 2023. On December 15, 2022, the Company entered into a payoff letter with SLR, under which the Company voluntarily accelerated the debt and paid SLR approximately $21.0 million, in full satisfaction of all obligations, including all outstanding principal, accrued interest, fees, costs, expenses and other amounts chargeable, under the loan and security agreement. The Company recognized an extinguishment loss of $1.5 million in the year ended December 31, 2022 representing the difference between the reacquisition price and its net carrying amount.

The payoff letter also provided for the termination of all commitments and obligations under the loan and security agreement and release of all liens held by SLR on the Company’s assets.

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
The Company determined that the convertible notes contain cash redemption features and share settled put options which do not result in a variable repayment amount, therefore these features do not require bifurcation from the notes. The Company allocated the full proceeds to the convertible notes.
As discussed in Note 1, in October 2022, the Company secured $28.1 million in net proceeds after deducting estimated offering expenses through a registered direct offering of common stock. As part of the registered direct offering, the $6.0 million convertible notes held by funds associated with Flagship Pioneering were automatically converted into the Company's common stock. In total, the Company sold 20,847,888 shares of common stock at a purchase price of 1.64 per share.
The Company recognized an extinguishment loss of $0.1 million in the year ended December 31, 2022 representing legal fees related to the conversion of the notes into common stock.
9. STOCKHOLDERS' EQUITY
2019 Stock Option and Incentive Plan
The 2019 Stock Option and Incentive Plan (the "2019 Plan") was approved by the Company's board of directors on April 29, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and cash-based awards to the Company's officers, employees, directors and consultants. Awards under the 2019 plan generally vest ratably over the vesting period (3-4 years) and have a maximum term of 10 years. The number of shares initially reserved for issuance under the 2019 Plan is 905,000, which was increased on January 1, 2020 and will be increased each January 1 thereafter by 4% of the number of shares of the Company's common stock outstanding on the immediately preceding December 31, or such lesser number of shares determined by the Company's board of directors or compensation committee of the board of directors. The number of options available for future grant under the 2019 Plan was 2,317,471 as of December 31, 2022.
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
The number of shares available for future grant was 698,005 as of December 31, 2022. The Company recorded $0.1 million of stock-based compensation expense during the years ended December 31, 2022 and 2021.

In connection with all share-based payment awards, total stock-based compensation expense recognized was as follows (in thousands):

	December 31,
	2022	2021
Research and development	$1,484	$1,839
General and administrative	2,099	4,404
Total stock-based compensation expense	$3,583	$6,243
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
The Black-Scholes option pricing model assumptions are included in the table below.

	Year Ending December 31,
	2022	2021
Risk-free interest rate	2.17%	0.91%
Expected option life (in years)	6.06	5.98
Expected dividend yield	—%	—%
Expected volatility	92%	96%
The following table summarizes the Company’s stock option activity for the year ended December 31, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding as of January 1, 2022	6,197,288	$5.72
Granted	2,401,197	1.81
Exercised	(8,499)	0.72
Cancelled	(2,053,009)	3.30
Outstanding as of December 31, 2022	6,536,977	$5.05	5.55	$—
Exercisable as of December 31, 2022	4,496,708	$6.00	4.69	$—
Vested or expected to vest as of December 31, 2022	6,302,190	$4.99	5.53	$—
The intrinsic value of options exercised during the year ended December 31, 2022 was nominal. The intrinsic value of options exercised during the year ended December 31, 2021 was $0.4 million.
The weighted-average grant date fair value of the options granted during the years ended December 31, 2022 and 2021, was $1.09 and $3.87 per share, respectively.

As of December 31, 2022, there was $3.3 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 2.1 years.
Restricted Stock Units
The fair values of restricted stock units are based on the market value of the Company's common stock on the date of grant. The following table summarizes the Company's restricted stock unit activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 1, 2022	275,350	$4.15
Granted	48,278	1.70
Vested	(142,095)	3.59
Forfeited	(106,300)	3.16
Outstanding as of December 31, 2022	75,233	$5.04
As of December 31, 2022, there was $0.2 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 1.2 years.

10. INCOME TAXES
There is no provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its deferred tax assets. A reconciliation of income taxes computed using the U.S. federal statutory rate to that reflected in operations as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	5.7%	6.0%
Permanent differences	(0.1)%	—%
Stock compensation	(0.6)%	(2.2)%
Tax credits	2.9%	3.1%
Other	—%	—%
Change in valuation allowance	(28.9)%	(27.9)%
Effective income tax rate	—%	—%
Significant components of the Company’s deferred tax asset at December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021
Net operating loss carryforwards	$89,259	$82,070
Research and development tax credit carryforwards	13,127	10,892
Start-up costs	14	21
Capitalized research and development costs	13,392	—
Operating lease liabilities	577	—
Depreciation	237	213
Accrued expenses	212	822
Stock-based compensation	3,688	3,316
Other items	1,619	1,366
Total deferred tax assets	122,125	98,700
Valuation allowance	(122,125)	(98,700)
Net deferred tax asset	$—	$—
In assessing the realizability of deferred tax assets, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The Company believes it is more likely than not that the results of future operations will not generate sufficient taxable income to realize the full benefits of its deferred tax assets. As such, there is a full valuation allowance against the net deferred tax assets as of December 31, 2022 and 2021. The valuation allowance increased in 2022 by $23.4 million, primarily as a result of net operating losses generated during the period.

As of December 31, 2022, the Company had federal and state net operating loss carryforwards of $329.2 million and $318.3 million, respectively, which may be used to offset future taxable income, if any. These amounts begin to expire in 2030. The federal net operating losses generated in 2018, 2019, 2020, 2021 and 2022 can be carried forward indefinitely. As of December 31, 2022, the Company had federal and state research and development tax credit carryforwards of $10.6 million and $3.2 million, respectively. These amounts expire at various dates through 2042. Due to the degree of uncertainty related to the ultimate use of the deferred tax assets, the Company has fully reserved these tax benefits, as the determination of the realization of the deferred tax benefits was not determined to be more likely than not. In 2022, the valuation allowance increased by $23.4 million which was primarily driven by the current period net operating loss.
Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. As of December 31, 2022, the Company had not yet completed an analysis of whether its net operating loss and research and development credit carryforwards may be limited.
At December 31, 2022 and 2021, the Company had no unrecognized tax benefits. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's consolidated statements of operations. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.
For years through December 31, 2022, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed, and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.
The Company files income tax returns in the U.S. Federal, California, Massachusetts, New Jersey, New York, and Pennsylvania jurisdictions. The statute of limitations for assessment by the Internal Revenue Service, or IRS, and state tax authorities is closed for tax years prior to 2019, although carryforward attributes that were generated prior to tax year 2019 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period. There are currently no federal or state audits in progress.

11. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases a facility containing 19,200 square feet of laboratory and office space in Cambridge, Massachusetts. The lease expires in April 2024, subject to an option to extend the lease for an additional three years. The lease agreement and most recent amendment contained escalating rent payments.
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the year ended December 31, 2022 (in thousands, except weighted average figures):

Operating leases	Year Ended December 31, 2022
Lease cost
Operating lease cost	$1,489
Variable lease cost	711
Total lease cost	$2,200

Other information
Operating cash flows used for operating leases	$2,383
Weighted average remaining lease term (years)	1.3
Weighted average discount rate (percentage)	9.0%
For the year ended December 31, 2022, the Company incurred $2.2 million and in operating lease expense, and made lease payments of $2.4 million, with such amounts reflected in the consolidated statements of cash flows in operating activities.
As the result of adopting ASU 2016-02 using the modified retrospective transition method, the Company did not restate periods prior to the adoption date of January 1, 2022. These periods continue to be presented in accordance with ASC 840. Future minimum lease payments and lease liabilities as of December 31, 2022 were as follows (in thousands):

Maturity of lease liabilities	December 31, 2022
2023	$1,722
2024	580
Total future minimum lease payments	$2,302
Less: imputed interest	(141)
Total lease liability	$2,161

Reported as:
Operating lease liability	$1,592
Operating lease liability, net of current portion	569
Total lease liability	$2,161

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
12. NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	December 31,
	2022	2021
Numerator:
Net loss	$(81,186)	$(64,628)
Denominator:
Weighted average common shares outstanding, basic and diluted	54,355,769	38,110,420
Net loss per share, basic and diluted	$(1.49)	$(1.70)
The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2022	2021
Options to purchase common stock	6,536,977	6,197,288
Unvested restricted stock units	75,233	275,350
Shares issuable under employee stock purchase plan	—	46,520
	6,612,210	6,519,158
13. 401(k) PLAN
The Company has a 401(k) retirement and savings plan (the "Plan") covering all qualified employees. The Plan allows each participant to contribute a portion of his or her base wages up to an amount not to exceed an annual statutory maximum. The Company is permitted to make discretionary matching contributions to the Plan. The Company's matching contributions totaled $0.4 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.
14. RESTRUCTURING AND IMPAIRMENT CHARGES
The Company incurred approximately $4.2 million in restructuring and impairment charges in its consolidated statement of operations and comprehensive loss related to the corporate restructuring, including the reduction in force, as described in Note 1. The actions associated with the reduction in force were completed in December 2022.

The following table shows the restructuring and impairment charges as of December 31, 2022 (in thousands):

Year Ended December 31, 2022
Employee termination benefits	$1,858
Impairment of operating lease right-of-use assets	2,116
Impairment of property and equipment	215
Total restructuring and impairment charges	$4,189
Employee Termination Benefits
Employees affected by the reduction in workforce obtained involuntary termination benefits that are provided pursuant to a one-time benefit arrangement. The affected employees have no requirements to provide future service, therefore the Company recognized the liability for the termination benefits in full at fair value in the current period.
The following table shows the liability related to employee termination benefits as of December 31, 2022 (in thousands):

Employee Termination Benefits
Accrued employee termination benefits beginning balance	$—
Employee termination benefits charges incurred during the period	1,858
Amounts paid or otherwise settled during the period	(637)
Accrued employee termination benefits as of December 31, 2022	$1,221
Impairment of Operating Lease Right-of-Use Asset
The Company leases laboratory and office space in Cambridge, Massachusetts, under a lease agreement that expires on April 30, 2024.
On January 1, 2022, the Company adopted ASC 842 and recorded a right-of-use asset of $3.3 million and a lease liability of $3.6 million. The standard did not have a material impact on the statement of operations or statement of cash flows. Additionally, there is no tax impact from the adoption as the net increase in deferred tax assets is fully offset with an increase to the valuation allowance.
In December 2022, the Company initiated activities to vacate its corporate offices in Cambridge, Massachusetts, and the activities were completed in January 2023. As a result, the Company performed a recoverability test by comparing the future cash flows attributable to the asset group to the carrying value of the corresponding long-lived, right-of-use asset. Based on this evaluation, the Company determined that the long-lived asset with a carrying value of $2.1 million was no longer recoverable and recorded a right-of-use asset impairment of $2.1 million.
The impairment was determined by comparing the fair value of the impacted asset group to their carrying value as of the impairment measurement date, as required under ASC 360, Property, Plant, and Equipment. The impairment is presented in restructuring and impairment charges on the consolidated statements of operations and comprehensive loss.
The following table shows the asset and liability as of December 31, 2022 (in thousands):

December 31, 2022
Assets
Operating lease right-of-use asset	$—
Liabilities
Operating lease liabilities (current)	$1,592
Operating lease liabilities (noncurrent)	569
Total lease liabilities	$2,161
Impairment of Property and Equipment
The Company recognized an impairment charge of $0.2 million during the year ended December 31, 2022 primarily related to the return of leased laboratory equipment to the lessor in January 2023. The Company measured the long-lived asset impairment as the amount by which the carrying value of the asset group exceeds its fair value. The impairment is presented in restructuring and impairment charges on the consolidated statements of operations and comprehensive loss.
15. RELATED-PARTY TRANSACTIONS
In September 2022, the Company issued convertible notes in an aggregate principal amount of $6.0 million to existing investor Flagship Pioneering. Refer to Note 8, Convertible Notes, for further discussion. As discussed in Note 1, in October 2022, the Company sold shares of common stock through a registered direct offering. As part of the registered direct offering, $6.0 million in convertible notes held by funds associated with Flagship Pioneering were converted into common stock.
16. SUBSEQUENT EVENTS
In January 2023, the Company sold its non-leased laboratory equipment for $0.5 million in cash and recorded a gain of $0.1 million representing the difference between the carrying amount and the cash proceeds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Management's Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
In December 2022, we announced a corporate restructuring whereby we significantly reduced the size of the accounting and financial reporting resources, resulting in diminished segregation of duties. As a result, our management identified material weaknesses in our internal controls over financial reporting as of December 31, 2022. Due to the material weaknesses identified, the CEO and Principal Financial Officer concluded that the disclosure controls were not effective, to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and were not effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
The material weaknesses we identified were (i) we did not maintain an effective control environment as we did not maintain a sufficient complement of accounting and financial reporting resources commensurate with our financial reporting requirements, (ii) we did not maintain an effective risk assessment process, whereby our risk assessment was not updated for the changes resulting from the restructuring in December 2022, (iii) we did not maintain appropriate control activities to support the appropriate segregation of duties over the review of account reconciliations and manual journal entries, and (iv) we did not document, thoroughly communicate and monitor controls processes. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Had we performed an evaluation of our internal control over financial reporting in accordance with Section 404, additional control deficiencies may have been identified by management, and those control deficiencies could have also represented one or more material weaknesses.
Remediation Plan
Material weaknesses (as defined under the Exchange Act and by the auditing standards of the U.S. Public Company Accounting Oversight Board, or “PCAOB”), were identified in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis.
We are committed and are taking steps necessary to remediate the control deficiencies that constituted the above material weaknesses by making enhancements to our control environment in 2023, including the following:
•Define user roles within our systems and processes to ensure proper segregation of duties within our financial reporting procedures;

•Engage internal control consultants to assist us in performing a financial reporting risk assessment as well as identifying and designing our system of internal controls necessary to mitigate the risks identified.
Changes in Internal Control over Financial Reporting
As a result of the corporate restructuring, effective December 15, 2022, the size of the accounting and finance function was significantly reduced, not allowing for an appropriate level of segregation of duties over the financial reporting process. Consequently, a change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
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
Item 9c. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
Our executive officers, directors and other key personnel and their respective ages and positions as of March 31, 2023:

Name	Age	Position(s)
Executive Officers
William R. Hinshaw, Jr.	54	Director, Chief Executive Officer
Paul Fehlner, J.D., Ph.D.	59	Senior Vice President, Chief Legal Officer and Corporate Secretary
Margaret James Koziel, M.D.	63	Senior Vice President and Chief Medical Officer

Non-Employee Directors
Martin Hendrix, Ph.D.	55	Director
Catherine Angell Sohn, Pharm.D.	70	Director
William D. “Chip” Baird	51	Director
Gary P. Pisano, Ph.D.	61	Director
Cristina M. Rondinone, Ph.D.	62	Director
Paul J. Sekhri	64	Director
Michael Rosenblatt, M.D.	75	Director
Robert Rosiello	65	Director, Chairman
Torben Straight Nissen, Ph.D.	51	Director
The following is a biographical summary of the experience of our executive officers and directors. There are no family relationships among any of our executive officers or directors.
Executive Officers
William R. Hinshaw, Jr. has served as our President and Chief Executive Officer and as a member of our board of directors since June 2018. Prior to joining us, Mr. Hinshaw served in increasing roles of responsibility at Novartis Pharmaceuticals Corporation, a pharmaceutical company, from December 2003 until November 2017, most recently as the Executive Vice President and Head of U.S. Oncology. Mr. Hinshaw holds a B.S. in molecular biology from the University of Wisconsin. We believe that Mr. Hinshaw’s qualifications, attributes and skills, including his experience in operations management and executive leadership, qualify him to serve on our board of directors.
Paul Fehlner, J.D., Ph.D. has served as our Senior Vice President, Chief Legal Officer and Corporate Secretary since September 2020 and previously served as our Senior Vice President and Chief Intellectual Property Officer from April 2018 to September 2020. In addition, Dr. Fehlner has served as a Principal at Life Sciences Innovation LLC, a consulting firm that he founded, since December 2017. From November 2008 through November 2017, Dr. Fehlner served as Global Head of Intellectual Property at Novartis Pharma AG in Basel, Switzerland. Prior to joining Novartis, Dr. Fehlner practiced IP law in leading firms in the U.S. along with working in-house at Rhone-Poulenc Rorer. Dr. Fehlner holds a J.D. from Fordham University School of Law, a Ph.D. in immunology and biochemistry from The Rockefeller University and a B.S. in chemistry from Haverford College.

Margaret James Koziel, M.D. has served as our Senior Vice President and Chief Medical Officer since December 2021 and previously served as our Vice President, Clinical Development from June 2019 to December 2021. Prior to joining Axcella, Dr. Koziel held positions of increasing responsibility at Kaleido Biosciences, Inc., Vertex Pharmaceuticals, Inc., and the Novartis Institute for BioMedical Research (NIBR), working across the full spectrum of clinical development, from target selection through Phase 4 trials. Dr. Koziel also previously served as a Professor and Assistant Vice Provost for Clinical Research at the University of Massachusetts Medical School, staff physician at the Beth Israel Deaconess Medical Center and Associate Professor of Medicine at Harvard Medical School. She obtained her B.A. and M.D. from Dartmouth and her postgraduate medical training at New England Deaconess Hospital and Massachusetts General Hospital, affiliates of Harvard Medical School.
The principal occupation and employment during the past five years of each of our executive officers was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our executive officers and any other person or persons pursuant to which he or she was or is to be selected as an executive officer.
There are no material legal proceedings to which any of our executive officers is a party adverse to us or our subsidiaries or in which any such person has a material interest adverse to us or our subsidiaries.
Directors
William R. Hinshaw, Jr., biographical information for Mr. Hinshaw, our Chief Executive Officer, is set forth under the heading “Executive Officers” above.
Martin Hendrix, Ph.D., has served as a member of our board of directors since May 2022. Dr. Hendrix joined Nestlé Health Science US in April 2012, and currently serves as its Head of Global Business Development and M&A. In this position, Dr. Hendrix oversees all deal flow of Nestlé Health Science and is also responsible for its venture capital partnerships and direct equity investments. Dr. Hendrix has represented Nestlé on the boards of Enterome, Microbiome Diagnostic Partners, Procise Dx, Bodymed AG, as well as board observer roles for Evelo, Kaleido and Senda. Prior to joining Nestlé, from January 1998 to March 2012, Dr. Hendrix was a research chemist and subsequently a member of the Strategic Planning Group, as well as a Senior Director of Business Strategy at Bayer AG. Dr. Hendrix currently serves on the board of directors of Procise Dx, Bodymed AG, Prometheus Biosciences Inc., and Senda (observer). Dr. Hendrix holds a Ph.D. in Chemistry from The Scripps Research Institute, an M.S. in Chemistry from the Georgia Institute of Technology. We believe that Dr. Hendrix’s extensive technical and business experience qualifies him to serve on our board of directors.

Catherine Angell Sohn, Pharm.D., has served as a member of our board of directors since August 2019. Dr. Sohn has over 30 years of biopharmaceutical leadership and operational experience at GlaxoSmithKline and currently serves on the boards of directors of Jazz Pharmaceuticals plc (Nasdaq: JAZZ), Maze Therapeutics (private) and BioEclipse Therapeutics (private). Dr. Sohn is also Adjunct Professor at UCSF, her alma mater. Since January 2011, as President of Sohn Health Strategies, Dr. Sohn has advised CEOs and Boards of life science companies on strategy, strategic product development, partnering/M&A, commercialization of new medicines and vaccines. Dr. Sohn was formerly senior vice president, worldwide business development, and a member of the global executive committee at GlaxoSmithKline’s Consumer Healthcare division where she led U.S. and global transactions. Previously she was vice president worldwide strategic product development for the cardiovascular, metabolic and pulmonary therapeutic areas at SmithKline Beecham Pharmaceuticals where along with the senior vice president of R&D, she was responsible for decisions to move assets into phase 1, strategic product development and portfolio prioritization, and where she had global responsibility for commercial strategy and global commercialization, including overseeing the global launch of Coreg for congestive heart failure which became a $1 billion indication. Earlier in her career, as an entrepreneur within a large company, she started the U.S. Vaccine Business, built the team, and led the launch of SB’s first vaccine in the U.S. and helped shape the global vaccine portfolio pipeline as a member of the International Vaccine Steering Committee. Subsequently, she led the U.S. commercialization of the company’s largest neuroscience product which grew to >$1 billion in sales and as a member of the Global CNS Therapeutic Area Steering Team, led the focus to expand development into anxiety disorders. Dr. Sohn earned a Doctor of Pharmacy degree from the University of California, San Francisco, a Corporate Directors Certificate from Harvard Business School, a Certificate of Professional Development from Wharton, a Certificate from Berkeley Law for ESG: Navigating the Board's Role and is a Certified Licensing Professional Emeritus. We believe that Dr. Sohn’s extensive experience with product development, strategic marketing, and business development transactions in the pharmaceutical industry qualifies her to serve on our board of directors.
William D. “Chip” Baird has served as a member of our board of directors since June 2018. Mr. Baird became Chief Financial Officer of 2seventy bio, Inc. when that company spun out of bluebird bio, Inc. He joined bluebird as Chief Financial Officer in February 2019 and previously served as Chief Financial Officer of Amicus Therapeutics, Inc., a pharmaceutical company, from April 2012 to December 2018. Mr. Baird holds an M.B.A. in finance from The Wharton School of the University of Pennsylvania and a B.S.F.S. in international affairs from the Edmund A. Walsh School of Foreign Service of Georgetown University. We believe Mr. Baird’s broad experience in pharmaceutical finance and executive management roles qualifies him to serve on our board of directors.
Gary P. Pisano, Ph.D., has served as a member of our board of directors since October 2011. Dr. Pisano is the Harry E. Figgie, Jr. Professor of Business Administration and Senior Associate Dean for Promotions and Tenure at the Harvard Business School. He has served on the Harvard faculty since 1988. Dr. Pisano’s research and teaching focus on technology and operations strategy, the management of innovation and intellectual property, and competitive strategy. For more than two decades, he has consulted extensively on these issues with companies in the pharmaceutical, biotechnology, medical device, specialty chemical and healthcare industries. He has previously served as a director of Axovant Sciences Ltd. (Nasdaq: AXON) and Patheon NV (NYSE: PTHN). Dr. Pisano holds a Ph.D. in business administration from the University of California, Berkeley and a B.A. in economics from Yale University. We believe that Dr. Pisano’s knowledge of business administration, innovation, and strategy, particularly within the healthcare industry, qualifies him to serve on our board of directors.

Cristina M. Rondinone, Ph.D., has served as a member of our board since June 2018. Since June of 2020, Dr. Rondinone has consulted for pharmaceutical and biotechnology companies at CMR Pharma Consulting and in 2022 became Founder and CEO of a new startup company in stealth mode. Dr. Rondinone served as President of Cellarity Inc. from September 2019 to June 2020. Prior to this position, from March 2011 to September 2019, Dr. Rondinone served in roles of increasing responsibility at MedImmune, LLC, a wholly owned subsidiary of AstraZeneca, most recently as Senior Vice President R&D, Head of Cardiovascular, Renal and Metabolic Diseases Innovative Medicines and Early Development. Dr. Rondinone served in different roles in research and development at Hoffmann-La Roche (2005-2011) and Abbott Laboratories (1998-2005). Dr. Rondinone holds a Docent in molecular medicine from the University of Goteborg, Sweden School of Medicine and a M.Sc. and Ph.D. in biological sciences from the University of Buenos Aires. We believe that Dr. Rondinone’s extensive biopharmaceutical research and development experience qualifies her to serve on our board of directors.
Paul J. Sekhri has served as a member of our board of directors since May 2022. Mr. Sekhri is a Director of Longboard Pharmaceuticals, Inc., Ipsen S.A., Compugen Ltd., Pharming N.V., where he is Chairman, Oryn Therapeutics, and Veeva Systems. He most recently served as the chief executive officer of eGenesis where he is now a member of the Board and a Senior Advisor to the Chairman. Before eGenesis, Mr. Sekhri served as president and chief executive officer of Lycera Corp. Prior to Lycera, Mr. Sekhri served as Senior Vice President, Integrated Care at Sanofi. Prior to Sanofi, he served as group executive vice president, global business development, and chief strategy officer for Teva Pharmaceuticals Industries, Ltd., and earlier, operating partner and head of the Biotechnology Operating Group at TPG Biotech. Previously, Mr. Sekhri founded Cerimon Pharmaceuticals where he served as president and chief executive officer. Prior to founding Cerimon, he was president and chief business officer of ARIAD Pharmaceuticals. Earlier in his career, Mr. Sekhri held various senior positions at Novartis AG, including senior vice president, head of global search and evaluation, business development and licensing, and global head, early commercial development. Mr. Sekhri completed graduate work in neuroscience at the University of Maryland School of Medicine in Baltimore and received his B.S. in zoology from the University of Maryland, College Park. We believe that Mr. Sekhri’s extensive business and financial experience qualifies him to serve on our board of directors.
Michael Rosenblatt, M.D. has served as a member of our board of directors since May 2022. Dr. Rosenblatt has held major leadership roles in academia and the biopharmaceutical industry. He is a Senior Partner and former Chief Medical Officer at Flagship Pioneering. He is the former Chief Medical Officer of Merck. Prior to that he was Dean of Tufts University School of Medicine. Before that, he held the Robert Ebert Professorship in Molecular Medicine and then the George R. Minot Professorship of Medicine at Harvard Medical School (HMS). He served as the President of Beth Israel Deaconess Medical Center (BIDMC). Previously, he was the Harvard Faculty Dean and Senior Vice President for Academic Programs at BIDMC. Dr. Rosenblatt has also served as Director of the Harvard-MIT Division of Health Sciences and Technology. From 1981 to 1984, he served as Chief of the Endocrine Unit, Massachusetts General Hospital. He is a founder of ProScript and Radius Pharmaceuticals. He was a member of the Board of Scientific Counselors of the National Institute of Diabetes and Digestive and Kidney Diseases of the NIH. He has been elected to the presidency of the American Society of Bone and Mineral Research, to the American Society of Clinical Investigation, the Association of American Physicians, and to Fellowship in the American Association for the Advancement of Science and the American College of Physicians. He received his undergraduate degree summa cum laude from Columbia and his M.D. magna cum laude from Harvard. His internship, residency, and endocrinology training were all at the Massachusetts General Hospital. We believe that Dr. Rosenblatts’s extensive drug development and medical experience qualifies him to serve on our board of directors.

Robert Rosiello has served as a member of our board of directors since October 2022. Mr. Rosiello is an Executive Partner at Flagship Pioneering, which he joined in 2018 and where he focuses on building capability to help originate, manage, and grow new Flagship companies. He also works with senior leadership to drive Flagship’s strategy, institution building, and growth initiatives. From September 1984 to June 2015, Mr. Rosiello worked at McKinsey & Company advising CEOs and boards of leading health care, technology, and consumer companies. He served as a senior partner for 18 years and was a member of McKinsey’s Senior Partner Review and Compensation Committees. Mr. Rosiello led the work that shifted McKinsey’s recruiting toward non-MBAs and developed innovative leadership training for McKinsey’s senior partners. He also led significant pro bono work for Save the Children, Americares, Carnegie Corporation, and Fairfield University. From July 2015 to August 2016, Mr. Rosiello was both Executive Vice President and Chief Financial Officer at Valeant Pharmaceuticals, where he led the finance, human resources, and IT functions. He led Valeant’s financial restatement and regained timely reporting status with the SEC. He currently serves on the Board and Executive Committee of Catholic Charities of New York and the Central Selection Committee of the Morehead-Cain Foundation. He previously served on the Boards of the Pew Research Center and Inari Agriculture. Mr. Rosiello received his B.A. in economics from the University of North Carolina, where he was a Morehead Scholar and graduated Phi Beta Kappa, an M.Sc. in economics from the London School of Economics, and an M.B.A. from Harvard Business School. We believe that Mr. Rosiello’s extensive business and financial experience qualifies him to serve on our board of directors.
Torben Straight Nissen, Ph.D., has served as a member of our board of directors since November 2022. Dr. Straight Nissen is an executive partner at Flagship Pioneering, which he joined in November 2016. Dr. Straight Nissen also serves as the interim CEO of Repertoire Immune Medicines. Dr. Straight Nissen served on the board of directors of Ring Therapeutics, Inc. from August 2018 to December 2021 and since March 2021 has served as founding chief executive officer of FL84 Inc. From November 2016 to July 2019, he served as president of Rubius Therapeutics (NASDAQ: RUBY); he also served on the board of directors of Rubius from November 2016 to August 2018. From July 2011 to November 2016 Dr. Straight Nissen held positions of increasing responsibility at Pfizer, with his last position as Vice President, heading up Pfizer’s Worldwide R&D Strategic Portfolio Management. In this role, he oversaw Pfizer’s portfolio spanning from discovery up to Phase 3 trials across multiple therapeutic areas, including oncology, inflammation and immunology, rare diseases, cardiovascular and metabolic disease, neuroscience, and vaccines. Previously, he was responsible for the portfolio, strategy and operations functions within Pfizer’s BioTherapeutics Division and ensured efficient advancement of protein therapeutics, cell therapies, gene therapies and vaccines from discovery through development. He also served as chief operating officer for the Centers for Therapeutic Innovation, a pioneering R&D unit within Pfizer that drives product development partnerships with world-leading academic medical centers. As COO, Dr. Straight Nissen headed up that organization’s portfolio management, business development, finance, and operations functions, and he was one of the key drivers behind establishing the unit. Prior to joining Pfizer, Dr. Straight Nissen served as chief operating officer at Ascendis Pharma (NASDAQ: ASND) from April 2008 to June 2011, advancing the company’s portfolio of new, innovative prodrugs from discovery to clinical proof-of-concept. Earlier, Dr. Straight Nissen served in various leadership positions at Maxygen, a molecular evolution and advanced protein engineering company, including the role of managing director of R&D and senior vice president of global project management. He began his career at Novo Nordisk with a focus on protein engineering. Dr. Straight Nissen holds a Ph.D. in molecular biology and biochemical engineering from the Technical University of Denmark and Carlsberg Laboratories and a Master of Science degree in chemical engineering from the Technical University of Denmark. We believe that Dr. Straight Nissen’s extensive business, financial, and scientific experience qualifies him to serve on our board of directors.
There are no family relationships between or among any of our directors or executive officers. The principal occupation and employment during the past five years of each of our directors was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director.
There are no material legal proceedings to which any of our directors is a party adverse to us or our subsidiaries or in which any such person has a material interest adverse to us or our subsidiaries.

Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers, and persons holding more than 10% of our common stock to report their initial ownership of the common stock and other equity securities and any changes in that ownership in reports that must be filed with the SEC. The SEC has designated specific deadlines for these reports, and we must identify in this Annual Report on Form 10-K those persons who did not file these reports when due.
Based solely on a review of reports furnished to us, or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed for 2022 by Section 16(a) under the Exchange Act, except that Mr. Epstein filed two late Forms 4 for the transactions that occurred on February 18, 2022 that was filed on February 23, 2022 and on May 19, 2022 that was filed on June 3, 2022, each due to an administrative error, and Mr. Sekhri filed one late Form 4 for the transaction that occurred on May 19, 2022 that was filed on May 25, 2022 due to an administrative error.

No Change in Nominating Procedure
There were no changes made during 2022 to the procedure by which our shareholders may recommend nominees to our board.
Audit Committee

William D. “Chip” Baird, Martin Hendrix, Ph.D., and Gary P. Pisano, Ph.D., serve on the audit committee, which is chaired by Mr. Baird. Our board of directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq rules, and each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated Mr. Baird as an “audit committee financial expert,” as defined under the applicable rules of the SEC. During the fiscal year ended December 31, 2022, the audit committee met four times. The report of the audit committee is included under “Report of the Audit Committee.” The audit committee’s responsibilities include:
•appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
•pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;
•reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
•coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;
•establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
•recommending based upon the audit committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements shall be included in our Annual Report on Form 10-K;
•monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
•preparing the audit committee report required by SEC rules to be included in our annual proxy statement;
•reviewing all related person transactions for potential conflict of interest situations and approving all such transactions;

•reviewing quarterly earnings releases;
•reviewing and overseeing our ESG commitments with respect to risk assessment and management policies and activities, including financial controls, whistleblower policies, and compliance; and
•reviewing and overseeing our information security and technology risks, including cybersecurity and data protection programs and policies to manage those risks.
All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.
Oversight of Cybersecurity Matters. Our audit committee is responsible for the general oversight of our information security and technology risks, including our cybersecurity and data protection policies and programs. As part of our cybersecurity risk mitigation, we provide employees with annual cybersecurity training and we engage third parties to review our security controls and enhance our information and security team, including providing ongoing response and monitoring. We also have entered into a cybersecurity insurance policy. We have not experienced any material information security breaches within the last three years.
Code of Business Conduct and Ethics
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the corporate governance section of our website, which is located at https://ir.axcellatx.com/corporate-governance/documents-and-charters. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.
Item 11. Executive Compensation
Our named executive officers, or NEOs, for the year ended December 31, 2022 who appear in the Summary Compensation table are:
•William R. Hinshaw, Jr., our chief executive officer;
•Paul Fehlner, J.D., Ph.D, our chief legal officer;
•Margaret James Koziel, M.D., our chief medical officer; and
•Robert Crane, our former chief financial officer.
2022 Summary Compensation Table
The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years indicated.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
William R. Hinshaw, Jr.	2022	571,875		435,679	291,741	8,061(4)	1,307,356
President and CEO	2021	546,250		1,913,241(3)	275,275	8,700(4)	2,743,466

Paul Fehlner, J.D., Ph.D	2022	398,491		86,215	150,769	8,700(4)	644,175
Chief Legal Officer

Margaret James Koziel, M.D.	2022	415,000		41,133	157,389	7,380(4)	620,902
Senior Vice President and Chief Medical Officer

Robert Crane(5)	2022	214,103		401,801	121,812	8,202(4)	745,918
Former Senior Vice President and Chief Financial Officer
(1) The amounts reported represent the aggregate grant date fair value of stock options awarded to the named executive officers in 2022 and 2021, as applicable, calculated in accordance with FASB ASC Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value are set forth in Note 9 to our audited consolidated financial statements in this Annual Report. These amounts do not correspond to the actual value that may be recognized by the named executive officers upon vesting or exercise of the applicable awards. The amount reported for Mr. Crane includes the grant date fair value of a performance-based option award assuming probable achievement. Assuming maximum achievement, the grant date fair value is $801,551.

(2) The amounts reported represent cash incentive compensation based on the board of directors' assessment of the achievement of company and individual performance objectives for the years ended December 31, 2022, and December 31, 2021, respectively. The cash incentive compensation for 2022 performance was paid in two installments, with the first installment paid in August 2022 and based on achievement of objectives for the first half of 2022, and the second installment paid in February 2023 and based on achievement of objectives for the second half of 2022. The cash incentive compensation for 2021 performance was paid in February 2022. The amount reported for Mr. Crane includes a one-time cash bonus of $75,000 paid in February 2022 and $46,812 cash incentive compensation paid in August 2022.
(3) In 2021, Mr. Hinshaw was granted a total of 375,000 time-based option awards.
(4) The amounts reported represent matching contributions under the Company's 401(k) plan.
(5) Robert Crane's employment terminated effective December 15, 2022. In connection with his termination, Mr. Crane forfeited 325,000 of performance-based option awards granted to him in 2022. On December 16, 2022, Mr. Crane entered into a consulting agreement, and, in addition to receiving cash compensation consideration in January 2023 under the arrangement, the vesting period for his service-based option awards was extended to February 24, 2023. Mr. Crane will forfeit an aggregate 568,750 option awards.
Narrative to Summary Compensation Table
Our board of directors and compensation committee review compensation annually for all employees, including our executives. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our company. We target a general competitive position, based on independent third-party benchmark analytics to inform the mix of compensation of base salary, bonus or long-term incentives.

Our compensation committee discharges our board of directors’ responsibilities relating to compensation of our directors and executives, oversees our company’s overall compensation structure, policies and programs, and reviews our processes and procedures for the consideration and determination of director and executive compensation. Our compensation committee typically reviews and approves grants and awards under equity-based plans for all service providers, including our executive officers. In addition, our compensation committee reviews and recommends to the board of directors for determination the corporate goals and objectives that may be relevant to the compensation of our chief executive officer, and evaluates our chief executive officer’s performance, and recommends to the board of directors for determination our chief executive officer’s equity and non-equity compensation. Our board of directors discusses the compensation committee’s recommendations and ultimately approves the compensation of our executive officers without members of management present.
Annual base salary
Each named executive officer’s base salary is a fixed component of annual compensation for performing specific duties and functions and has been established by our board of directors taking into account each individual’s role, responsibilities, skills, and experience. Base salaries for our named executive officers are reviewed annually by our compensation committee, typically in connection with our annual performance review process, and adjusted from time to time, based on the recommendation of the compensation committee, to realign salaries with market levels after considering individual responsibilities, performance, and experience.
Cash bonus
Our annual bonus program is intended to reward our named executive officers for meeting objective or subjective performance goals for a fiscal year. From time to time, our board of directors or compensation committee may approve annual bonuses for our named executive officers based on individual performance, company performance, or as otherwise determined appropriate.

Name	Target Bonus (% of base salary)
William R. Hinshaw, Jr.	55
Paul Fehlner, J.D., Ph.D	40
Margaret James Koziel, M.D.	40
Robert Crane	40
Long-term equity incentives
Our equity grant program is intended to align the interests of our named executive officers with those of our stockholders and to motivate them to make important contributions to our performance. We granted awards to our named executive officers in 2022, as described in the “Outstanding Equity Awards at 2022 Fiscal Year End Table.”
Outstanding Equity Awards at 2022 Fiscal Year End Table

The following table presents information regarding all outstanding equity awards held by each of our named executive officers on December 31, 2022.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($) (1)
William R. Hinshaw	939,028(2)	0(2)		6.21	6/21/2028
President and CEO	57,000(3)	3,800(3)		13.83	3/22/2029
	117,525(4)	39,175(4)		4.12	1/2/2030
	164,063(5)	210,937(5)		6.59	2/8/2031
	0(6)	275,000(6)		1.63	2/7/2032
	0(6)	100,000(6)		5.00	2/7/2032

Paul Fehlner, J.D., Ph.D	97,828(7)	0(7)		6.21	4/24/2028	42,500(10)	13,919(10)
Chief Legal Officer	13,500(8)	4,500(8)		3.40	12/18/2029
	16,875(9)	13,125(9)		4.73	9/15/2030
	37,188(5)	47,812(5)		6.59	2/8/2031
	0(6)	70,000(6)		1.63	2/7/2032

Margaret James Koziel, M.D.	18,200(11)	2,600(11)		9.31	6/27/2029	13,125(16)	4,298(16)
Senior Vice President and Chief Medical Officer	7,688(12)	2,562(12)		4.12	1/2/2030
	5,500(13)	5,500(13)		5.04	11/10/2030
	13,584(5)	17,466(5)		6.59	2/08/2031
	3,750(14)	6,250(14)		4.11	6/25/2031
	18,750(15)	56,250(15)		2.60	12/10/2031
	0(6)	33,397(6)		1.63	2/7/2032

Robert Crane	0(17)	200,000(17)		1.63	5/25/2023
Former Senior Vice President and Chief Financial Officer	0(17)	125,000(17)		1.63	5/25/2023
(1) Based on $0.33 per share, the last sale price of Axcella common stock on December 30, 2022.
(2) 25% of this option vested and became exercisable on May 31, 2019, and the remainder vested in 12 equal quarterly installments thereafter.
(3) This option was granted on March 22, 2019. Following the closing of our initial public offering on May 13, 2019, the vesting period for the stock option commenced subject to approval of performance criteria by the Board of Directors, which occurred on May 22, 2019. 25% of this option vested and became exercisable on March 1, 2020, and the remainder shall vest in 12 equal quarterly installments thereafter.
(4) 25% of this option vested and became exercisable on January 2, 2021, with the remainder to vest in 12 equal quarterly installments thereafter.
(5) 25% of this option vested and became exercisable on February 9, 2022, with the remainder vesting in 12 equal quarterly installments thereafter.
(6) 25% of this option shall vest and become exercisable on February 8, 2023, with the remainder vesting in 12 equal quarterly installments thereafter.
(7) 25% of this option vested and became exercisable on April 2, 2019, and the remainder vested in 12 equal quarterly installments thereafter.

(8) 25% of this option vested and became exercisable on December 18, 2020, and the remainder shall vest in 12 equal quarterly installments thereafter.
(9) 25% of this option vested and became exercisable on September 16, 2021, and the remainder shall vest in 12 equal quarterly installments thereafter.
(10) 1/3 of the restricted stock units vested on February 9, 2023 and the remaining 2/3 of the grant shall vest on February 9, 2024.
(11) 25% of the shares underlying this option vested and became exercisable on June 27, 2020, with the remainder vesting in 12 equal quarterly installments thereafter.
(12) 25% of the shares underlying this option vested and became exercisable on January 2, 2021, with the remainder vesting in 12 equal quarterly installments thereafter.
(13) 25% of the shares underlying this option vested and became exercisable on November 10, 2021, with the remainder vesting in 12 equal quarterly installments thereafter.
(14) 25% of the shares underlying this option vested and became exercisable on June 25, 2022, with the remainder vesting in 12 equal quarterly installments thereafter.
(15) 25% of this option vested and became exercisable on December 10, 2022, with the remainder vesting in 12 equal quarterly installments thereafter.
(16) 25% of the restricted stock units vested on August 31, 2021, with the remainder vesting in 12 equal quarterly installments thereafter.
(17) 25% of each option was scheduled to vest on February 8, 2023, with the remainder vesting in 12 equal quarterly installments thereafter. Mr. Crane was terminated effective December 15, 2022. His separation agreement provided for continued vesting during a consulting period, which ended on February 24, 2023. A total of 81,250 shares vested and became exercisable on February 8, 2023.

Employment arrangements with our named executive officers
William R. Hinshaw, Jr.

Under our Amended and Restated Employment Agreement with Mr. Hinshaw, dated December 20, 2018, or the Hinshaw Employment Agreement, he will continue to serve as our President and Chief Executive Officer on an at will basis. Mr. Hinshaw initially received a base salary of $500,000 per year, which is subject to periodic review and adjustment. Mr. Hinshaw is also eligible for an annual performance bonus targeted at 55% of his base salary and is eligible to participate in the employee benefit plans generally available to our employees, subject to the terms of those plans.

The Hinshaw Employment Agreement further provides that if Mr. Hinshaw’s employment is terminated by us without Cause (as defined in the Hinshaw Employment Agreement) or Mr. Hinshaw resigns for Good Reason (as defined in the Hinshaw Employment Agreement), he will be entitled to receive: (i) base salary continuation for 12 months following termination, or the Hinshaw Severance Amount, and, (ii) if Mr. Hinshaw is enrolled in our health care program immediately prior to the date of termination and properly elects to receive COBRA benefits, 12 months of COBRA premiums for himself and his eligible dependents at our normal rate of contribution for employees for coverage at the level in effect immediately prior to the date of termination (or a monthly cash payment in lieu thereof if we determine we cannot pay such amounts without potentially violating applicable law). Payment of the Hinshaw Severance Amount shall immediately cease if Mr. Hinshaw breaches the terms of the Restrictive Covenants Agreement between him and us. In lieu of the severance payments and benefits set forth above, in the event Mr. Hinshaw’s employment is terminated by us without Cause or he resigns for Good Reason, in either case within 12 months following a Change in Control (as defined in the Hinshaw Employment Agreement), he will be entitled to receive: (i) a lump sum cash amount equal to 1.5 times the sum of (A) his current base salary (or his base salary in effect prior to the Change in Control, if higher) plus (B) his target annual cash incentive compensation for the year of termination, (ii) if Mr. Hinshaw is enrolled in our health care program immediately prior to the date of termination and properly elects to receive COBRA benefits, 18 months of COBRA premiums for himself and his eligible dependents at our normal rate of contribution for employees for coverage at the level in effect immediately prior to the date of termination (or a monthly cash payment in lieu thereof if we determine we cannot pay such amounts without potentially violating applicable law), and (iii) notwithstanding anything to the contrary provided in the applicable award agreement, accelerated vesting of 100% of all time-based stock options and other stock-based awards subject to time-based vesting, or “Time-Based Equity Awards”, held by Mr. Hinshaw.
On February 14, 2023, the severance provisions of the Hinshaw Employment Agreement were amended as described below under the heading “—Retention Agreements.”
Margaret Koziel
Under our Employment Agreement with Dr. Koziel, dated December 1, 2021, or the Koziel Employment Agreement, Dr. Koziel was engaged to serve as our Senior Vice President and Chief Medical Officer an at will basis. Dr. Koziel initially received a base salary of $415,000 per year, which is subject to periodic review and adjustment. Dr. Koziel is also eligible for an annual performance bonus targeted at 40% of her base salary and is eligible to participate in the employee benefit plans generally available to our employees, subject to the terms of those plans.
The Koziel Employment Agreement further provides that if Dr. Koziel’s employment is terminated by us without Cause (as defined in the Koziel Employment Agreement) or Dr. Koziel resigns for Good Reason (as defined in the Koziel Employment Agreement), she will be entitled to receive: (i) base salary continuation for nine months following termination, or the Koziel Severance Amount, and, (ii) if Dr. Koziel is enrolled in our health care program immediately prior to the date of termination and properly elects to receive COBRA benefits, nine months of COBRA premiums for herself and her eligible dependents at our normal rate of contribution for employees for coverage at the level in effect immediately prior to the date of termination (or a monthly cash payment in lieu thereof if we determine we cannot pay such amounts without potentially violating applicable law). Payment of the Koziel Severance Amount shall immediately cease if Dr. Koziel breaches the terms of the Restrictive Covenants Agreement between her and us. In lieu of the severance payments and benefits set forth above, in the event Dr. Koziel’s employment is terminated by us without Cause or she resigns for Good Reason, in either case within 12 months following a Change in Control (as defined in the Koziel Employment Agreement), she will be entitled to receive: (i) a lump sum cash amount equal to one times the sum of (A) her current base salary (or her base salary in effect prior to the Change in Control, if higher) plus (B) her target annual cash incentive compensation for the year of termination, (ii) if Dr. Koziel is enrolled in our health care program immediately prior to the date of termination and properly elects to receive COBRA benefits, 12 months of COBRA premiums for herself and her eligible dependents at our normal rate of contribution for employees for coverage at the level in effect immediately prior to the date of termination (or a monthly cash payment in lieu thereof if we determine we cannot pay such amounts without potentially violating applicable law), and (iii) notwithstanding anything to the contrary provided in the applicable award agreement, accelerated vesting of 100% of all Time-Based Equity Awards held by Dr. Koziel.

On February 14, 2023, the severance provisions of the Koziel Employment Agreement were amended as described below under the heading “—Retention Agreements.”
Paul Fehlner

Under our Amended and Restated Employment Agreement with Dr. Fehlner, dated December 20, 2018 and amended September 16, 2020, or the Fehlner Employment Agreement, Dr. Fehlner serves as our Chief Legal Officer and Corporate Secretary on an at will basis. Dr. Fehlner initially received a base salary of $370,000 per year, which is subject to periodic review and adjustment. Dr. Fehlner is also eligible for an annual performance bonus targeted at 40% of his base salary and is eligible to participate in the employee benefit plans generally available to our employees, subject to the terms of those plans.

The Fehlner Employment Agreement further provides that if Dr. Fehlner’s employment is terminated by us without Cause (as defined in the Fehlner Employment Agreement) or Dr. Fehlner resigns for Good Reason (as defined in the Fehlner Employment Agreement), he will be entitled to receive: (i) base salary continuation for nine months following termination, or the Fehlner Severance Amount, and, (ii) if Dr. Fehlner is enrolled in our health care program immediately prior to the date of termination and properly elects to receive COBRA benefits, nine months of COBRA premiums for himself and his eligible dependents at our normal rate of contribution for employees for coverage at the level in effect immediately prior to the date of termination (or a monthly cash payment in lieu thereof if we determine we cannot pay such amounts without potentially violating applicable law). Payment of the Fehlner Severance Amount shall immediately cease if Mr. Fehlner breaches the terms of the Restrictive Covenants Agreement between him and us. In lieu of the severance payments and benefits set forth above, in the event Dr. Fehlner’s employment is terminated by us without Cause or he resigns for Good Reason, in either case within 12 months following a Change in Control (as defined in the Fehlner Employment Agreement), he will be entitled to receive: (i) a lump sum cash amount equal to one times the sum of (A) his current base salary (or his base salary in effect prior to the Change in Control, if higher) plus (B) his target annual cash incentive compensation for the year of termination, (ii) if Dr. Fehlner is enrolled in our health care program immediately prior to the date of termination and properly elects to receive COBRA benefits, 12 months of COBRA premiums for himself and his eligible dependents at our normal rate of contribution for employees for coverage at the level in effect immediately prior to the date of termination (or a monthly cash payment in lieu thereof if we determine we cannot pay such amounts without potentially violating applicable law), and (iii) notwithstanding anything to the contrary provided in the applicable award agreement, accelerated vesting of 100% of all time-based stock options and other stock-based awards subject to Time-Based Equity Awards held by Dr. Fehlner.

On February 14, 2023, the severance provisions of the Fehlner Employment Agreement were amended as described below under the heading “—Retention Agreements.”
Robert Crane
Under our Employment Agreement with Mr. Crane, dated January 24, 2022, or the Crane Employment Agreement, he was engaged to serve as our Chief Financial Officer on an at will basis. Mr. Crane initially received a base salary of $250,000 per year, which was subject to periodic review and adjustment. Mr. Crane was also eligible for an annual performance bonus targeted at 40% of his base salary and is eligible to participate in the employee benefit plans generally available to our employees, subject to the terms of those plans.
Retention Agreements
On February 14, 2023, we entered into retention agreements, or the Retention Agreements, with each of (i) Mr. Hinshaw, (ii) Dr. Koziel, and (iii) Dr. Fehlner to provide an incentive for their continued service with us subsequent to the restructuring event on December 14, 2022.

The Retention Agreements provide for retention bonuses of cash and equity in the event of certain actions by us as further described below. In connection with the retention bonuses provided under the Retention Agreements, each of Mr. Hinshaw, Dr. Koziel and Dr. Fehlner agreed to waive their rights to severance payments provided under their respective employment agreements in the event of a Terminations Without Cause or for Good Reason (as such terms are currently defined in their respective employment agreements).
The Company will pay $517,500 to Mr. Hinshaw in the event of (i) an affirmative decision by the board of directors that the Company will cease to do business, (ii) Mr. Hinshaw’s Termination Without Cause or resignation for Good Reason (as such terms are currently defined in the Hinshaw Employment Agreement) or (iii) the board of directors approving a sale of the Company or a corporate transaction that allows the Company to continue its operations, with fifty percent of the total retention payment payable on June 30, 2023 and the remainder payable on September 30, 2023.
The Company will pay $280,125 to Dr. Koziel in the event of (i) an affirmative decision by the board of directors that the Company will cease to do business, (ii) Dr. Koziel’s Termination Without Cause or resignation for Good Reason (as such terms are currently defined in the Koziel Employment Agreement) and (iii) the board of directors approving a sale of the Company or a corporate transaction that allows the Company to continue its operations, with fifty percent of the total retention payment payable on June 30, 2023 and the remainder payable on September 30, 2023.
The Company will pay $270,123 to Dr. Fehlner in the event of (i) an affirmative decision by the board of directors that the Company will cease to do business, (ii) Dr. Fehlner’s Termination Without Cause or resignation for Good Reason (as such terms are currently defined in the Fehlner Employment Agreement) and (iii) the board of directors approving a sale of the Company or a corporate transaction that allows the Company to continue its operations, with fifty percent of the total retention payment payable on June 30, 2023 and the remainder payable on September 30, 2023.
In addition, the Company may, subject to review by the board of directors, offer a further equity incentive grant to each of Mr. Hinshaw, Dr. Koziel and Dr. Fehlner equal to 50% of such individual’s 2023 target annual bonus to continue employment with the Company in the event of a transaction referenced in (iii) above of an appropriate scale and that allows the Company to continue its operations indefinitely. Such equity incentive would vest fifty percent (50%) on the date six (6) months after grant, with the remaining fifty percent (50%) vesting on the date twelve (12) months after grant, provided that such individual remains employed by the Company on each vesting day.
Other agreements
We have also entered into employee confidentiality, inventions, non-solicitation and non-competition agreements with each of our named executive officers. Under such agreements, each named executive officer has agreed (1) not to compete with us during his or her employment and for a period of one year after the termination of such employment, (2) not to solicit our employees during his or her employment and for a period of one year after the termination of such employment, (3) to protect our confidential and proprietary information and (4) to assign to us related intellectual property developed during the course of his or her employment.
Additional Narrative Disclosure
401(k) Savings Plan. We maintain a 401(k)-retirement savings plan for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by Internal Revenue Code of 1986, as amended, (the “Code”) on a pre-tax or after tax (Roth) basis through contributions to the 401(k) plan. We are permitted to make discretionary profit-sharing contributions to the 401(k) plan. In 2020 the Company began matching 50% of every employee’s first 6% of contributions and the contributions will be 100% vested after 1 year of employment. The 401(k) plan is intended to qualify under Section 401(a) of the Code. As a tax qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan.

Health and Welfare Benefits. All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including medical and dental benefits, short-term and long-term disability insurance, and life insurance. We believe these perquisites are necessary and appropriate to provide a competitive compensation package to our named executive officers.
Compensation Risk Assessment
We believe that although a portion of the compensation provided to our executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking. Our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals, in particular in connection with our pay-for-performance compensation philosophy. In line with this philosophy, we do not provide guaranteed bonuses to the above NEOs, and the bonuses to the above NEOs are only awarded upon approval of the compensation committee (or in the case of our CEO, the board) based upon satisfactorily meeting goals set by the board of directors. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.
Rule 10b5-1 Sales Plans
Our policy governing transactions in our securities by directors, officers, and employees permits our officers, directors, and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
2022 Director Compensation Table
The table below shows all compensation earned by each individual who served as non-employee member of our board of directors during 2022 for their services as directors in 2022, other than Mr. Hinshaw. Amounts paid to Mr. Hinshaw are presented below in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Martin Hendrix, Ph.D	41,236		52,628				93,864
Catherine Angell Sohn, Pharm.D.	57,165		25,952				83,117
William D. “Chip” Baird	67,500		25,952				93,452
Gary P. Pisano, Ph.D.	47,500		25,952				73,452
Cristina M. Rondinone, Ph.D.	44,000		25,952				69,952
Paul Sekhri	33,832		52,628				86,460
Michael Rosenblatt	34,725		52,628			10,000(2)	97,353
Robert Rosiello	15,750(4)		29,680				45,430
Torben Straight Nissen	9,000(4)		29,680				38,680
(1) The amounts reported represent the aggregate grant date fair value of the stock options awarded to the non-employee directors in the fiscal year ended December 31, 2022, calculated in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 9 to our audited Consolidated Financial Statements included in this Annual Report. The amounts reported in this column reflect the accounting cost for these stock options and stock awarded and do not correspond to the actual economic value actually received by the non-employee directors or that may be received by the non-employee directors upon the exercise of the stock options or any sale of the underlying shares of common stock.

(2) The amount reported represents $10,000 in cash payments made to Mr. Rosenblatt in consideration for services on the Scientific Advisory Board.
(3) As of December 31, 2022, each non-employee director held unexercised options to purchase the number of shares of the Company’s common stock as set forth below:

	Option Awards(1)
Name	Exercisable (#)	Unexercisable (#)
Martin Hendrix, Ph.D	6,667	33,333
Catherine Angell Sohn, Pharm.D.	53,000	20,000
William D. “Chip” Baird	93,031	20,000
Gary P. Pisano, Ph.D.	42,000	20,000
Cristina M. Rondinone, Ph.D.	88,144	20,000
Paul Sekhri	6,667	33,333
Michael Rosenblatt	19,898	33,333
Robert Rosiello	—	40,000
Torben Straight Nissen	—	40,000
(1) The amounts reported represent the aggregate number of unexercised options to purchase shares of the Company’s common stock held by each non-employee director, including awards granted prior to the completion of the Company’s IPO in May of 2019.
(4) The annual retainers earned by Mr. Rosiello and Dr. Straight Nissen were prorated based on the date they joined the board of directors.
Non-Employee Director Compensation
Under our director compensation program, we pay our non-employee directors a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chairman of each committee receives a higher retainer for such service. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on our board of directors. The annual retainer paid to the chairman of the board is $70,000. The fees paid to non-employee directors, other than our chairman, for service on the board of directors and for service on each committee of the board of directors on which the director is a member are as follows:

Annual Retainer
Board of Directors:
All non-employee members, except chairman	$40,000
Audit Committee:
Members	$7,500
Chairman	$15,000
Compensation Committee:
Members	$5,000
Chairman	$10,000
Nominating and Corporate Governance Committee:
Members	$4,000
Chairman	$8,000
We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending our board of directors and committee meetings.

In addition, each new non-employee director elected to our board of directors will be granted an initial, one-time equity award of an option to purchase 40,000 shares of our common stock, which shall vest in equal quarterly installments during the 12 quarters following the grant date, subject to continued service as a director through such vesting date. On the date of each annual meeting of stockholders of Axcella, each non-employee director will receive an annual equity award of an option to purchase 20,000 shares of common stock, which shall vest on the earlier of the one-year anniversary of the grant date and Axcella’s next annual meeting of stockholders, subject to continued service as a director through such vesting date.
This program is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.
The Directors have agreed to suspend their cash remuneration for service on the board until the Company has clarity on its financial condition.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of March 15, 2023, by:
•each of our directors;
•each of our named executive officers;
•all of our directors and executive officers as a group; and
•each person, or group of affiliated persons, who is known by us to beneficially own 5% or more of our common stock.
The column entitled “Shares Beneficially Owned” is based on a total of 73,679,105 shares of our common stock outstanding as of March 15, 2023.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 15, 2023, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Axcella Therapeutics, P.O. Box 1270, Littleton, Massachusetts 04160.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or Greater Stockholders:
Flagship Pioneering(1)	29,251,545	39.7%
FMR LLC(2)	11,033,193	15.0%
Nestlé S.A.(3)	11,105,438	15.1%
HarbourVest Partners, LLC(4)	6,207,929	8.4%
Directors, Named Executive Officers and Other Executive Officers
William R. Hinshaw, Jr.(5)	1,539,201	2.1%
Paul Fehlner, J.D., Ph.D.(6)	258,972	*
Margaret James Koziel, M.D.(7)	115,302	*
Robert Crane(8)	126,614	*
Martin Hendrix, Ph.D.(9)	10,000	*
Catherine Angell Sohn, Pharm.D.(10)	60,097	*
William D. “Chip” Baird(11)	93,031	*
Gary P. Pisano, Ph.D.(12)	133,798	*
Cristina M. Rondinone, Ph.D.(13)	88,144	*
Paul Sekhri(14)	10,000	*
Michael Rosenblatt(15)	23,231	*
Robert Rosiello(16)	3,333	*
Torben Straight Nissen(17)	3,333	*
All executive officers and directors as a group (13 persons)	2,465,056	3.3%
*Represents beneficial ownership of less than one percent.
(1) Based solely on a Schedule 13D/A filed with the SEC on October 17, 2022, consists of (i) 2,035,830 shares of common stock held by Flagship VentureLabs IV, LLC (“VentureLabs IV”) (ii) 14,101,638 shares of common stock held by Flagship Ventures Fund IV, L.P. (Flagship Ventures Fund IV General Partner LLC) (iii) 2,004,657 share of common stock held by Flagship Ventures Fund IV-Rx, L.P (Flagship Ventures Fund IV General Partner LLC) (iv) 1,761,029 shares of common stock held by Flagship Ventures Fund 2007, L.P. (Flagship Ventures 2007 General Partner LLC) (v) 6,299,611 shares of common stock held by Flagship Ventures Opportunities Fund I, L.P. (Flagship Ventures Opportunities Fund I General Partner LLC) (vi) 3,048,780 shares of common stock held by FPA, L.P. Noubar B. Afeyan, Ph.D. is the sole manager of Flagship Fund IV GP, Flagship Fund 2007 GP and Flagship Opportunities GP, and he may be deemed to beneficially own the shares directly held by the Flagship Fund IV Funds, Flagship Fund 2007, and Flagship Opportunities. Effective May 11, 2020, Mr. Kania retired from Flagship Pioneering, Inc. and as manager of Flagship Fund IV GP and Flagship Fund 2007 GP. The address of each of the entities and individuals listed above is 55 Cambridge Parkway, Suite 800E, Cambridge, MA 02142.

(2) Based solely on a Schedule 13G/A filed with the SEC on February 9, 2023, FMR LLC has sole voting power with respect to 11,033,193 shares and sole dispositive power over 11,033,193 shares and Abigail P. Johnson has sole dispositive power over 11,033,193 shares. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co. LLC”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co. LLC carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.
(3) Based solely on a Schedule 13G/A filed with the SEC on February 2, 2023, (i) Société des Produits Nestlé S.A. (“SPN”) and (ii) Nestlé S.A. (“Nestlé”), the ultimate parent of SPN, each has shared voting power and shared dispositive power with respect to 11,105,438 shares. Nestlé disclaims beneficial ownership of such shares of Common Stock except to the extent of its pecuniary interest therein. The principal executive office of SPN and Nestlé is Avenue Nestlé 55, CH-1800, Vevey Switzerland.
(4) Based solely on a Schedule 13G/A filed with the SEC on February 14, 2023, consists of 6,207,929 shares common stock owned directly by SMRS-TOPE LLC. HarbourVest Partners, LLC (“HarbourVest”) is the General Partner of HarbourVest Partners L.P., which is the Manager of HVST-TOPE LLC, which is the Managing Member of SMRS-TOPE LLC. Each of HarbourVest, HarbourVest Partners L.P. and HVST-TOPE LLC may be deemed to have a beneficial interest in the shares held by SMRS-TOPE LLC. SMRS-TOPE LLC has the sole power to vote or to direct the vote of; and, to dispose or to direct the disposition of 6,207,929 shares of common stock. HarbourVest, HarbourVest Partners L.P. and HVST-TOPE LLC may be deemed to have shared power to vote or to direct the vote of; and, to dispose or to direct the disposition of 6,207,929 shares of common stock. Voting and investment power over the securities owned directly by SMRS-TOPE LLC is exercised by the Investment Committee of HarbourVest. Each of HarbourVest, HarbourVest Partners L.P. and HVST-TOPE LLC and the members of the HarbourVest Investment Committee disclaim beneficial ownership of the shares held directly by SMRS-TOPE LLC. The principal business office of each HarbourVest Partners, LLC, HarbourVest Partners L.P., HVST-TOPE LLC and SMRS-TOPE LLC is One Financial Center, Boston, MA 02111.
(5) Consists of 83,928 shares of common stock and 1,455,273 shares of common stock underlying options exercisable within 60 days of March 15, 2023.
(6) Consists of 58,081 shares of common stock and 200,891 shares of common stock underlying options exercisable within 60 days of March 15, 2023.
(7) Consists of 24,883 shares of common stock and 90,419 shares of common stock underlying options exercisable within 60 days of March 15, 2023.
(8) Consists of 45,364 shares of common stock and 81,250 shares of common stock underlying options exercisable within 60 days of March 15, 2023.
(9) Consists entirely of shares of common stock underlying options exercisable within 60 days of March 15, 2023.

(10) Consists of 7,097 shares of common stock and 53,000 shares of common stock underlying options exercisable within 60 days of March 15, 2023.

(11) Consists entirely of shares of common stock underlying options exercisable within 60 days of March 15, 2023.

(12) Consists of 91,798 shares of common stock and 42,000 shares of common stock underlying options exercisable within 60 days of March 15, 2023.
(13) Consists entirely of shares of common stock underlying options exercisable within 60 days of March 15, 2023.
(14) Consists entirely of shares of common stock underlying options exercisable within 60 days of March 15, 2023.
(15) Consists entirely of shares of common stock underlying options exercisable within 60 days of March 15, 2023.
(16) Consists entirely of shares of common stock underlying options exercisable within 60 days of March 15, 2023.
(17) Consists entirely of shares of common stock underlying options exercisable within 60 days of March 15, 2023.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth information as of December 31, 2022, regarding shares of common stock that may be issued under our equity compensation plans.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities in first column)
Equity compensation plans approved by security holders(1)	6,612,210(2)	$5.05	3,015,476(3)(4)
Equity compensation plans not approved by security holders	—	—	—
Total	6,612,210	$5.05	3,015,476

(1) Includes the Axcella Health Inc. Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”), the 2019 Plan and the Axcella Health Inc. 2019 Employee Stock Purchase Plan (the “2019 Employee Stock Purchase Plan”).
(2) Includes 6,536,977 of common stock issuable upon the exercise of outstanding stock options and 75,233 shares of common stock issuable upon settlement of restricted stock units.
(3) As of December 31, 2022, there were 2,317,471 shares available for grant under the 2019 Plan and 698,005 shares available for grant under the 2019 Employee Stock Purchase Plan. As of the closing of our initial public offering, no additional equity awards may be granted under the 2010 Plan. The shares of common stock underlying any awards granted under the 2010 Plan or 2019 Plan that are forfeited, canceled, reacquired by us prior to vesting, satisfied without the issuance of stock, or otherwise terminated (other than by exercise) and the shares of common stock that are withheld upon exercise of a stock option or settlement of such award to cover the exercise price or tax withholding will be added to the shares of common stock available for issuance under the 2019 Plan.
(4) The 2019 Plan provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2019 Plan on January 1 of each year. The number of shares added each year will be equal to the lesser of: (i) 4% of the outstanding shares on the immediately preceding December 31 or (ii) such amount as determined by the compensation committee of our board of directors. The 2019 Employee Stock Purchase Plan provides that an additional number of shares will automatically be added to the shares authorized for issuance under the 2019 Employee Stock Purchase Plan on January 1 of each year through January 1, 2029. The number of shares added each year will be equal to the least of: (i) 1% of the outstanding shares on the immediately preceding December 31, (ii) 237,181 shares or (iii) such amount as determined by the compensation committee of our board of directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Other than the compensation agreements and other arrangements described under “2022 Summary Compensation Table” and “2022 Director Compensation Table ” in this Annual Report on Form 10-K and the transactions described below, since January 1, 2022, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Agreements with our stockholders
Investors’ Rights Agreement
In connection with the initial closing of our Series E Preferred Stock financing on November 30, 2018, we entered into a fifth amended and restated investors’ rights agreement, or investors’ rights agreement, with certain of our stockholders, including affiliates of Flagship Pioneering Funds, or Flagship. The investors’ rights agreement, among other things, granted investors party thereto certain registration rights (the “Registration Rights”), including demand registration rights, short-form registration rights, and piggyback registration rights, with respect to shares of our common stock, including shares of common stock issued or issuable upon conversion of our convertible preferred stock.
The Registration Rights will terminate on the earlier to occur of May 13, 2024, or, as to each holder, such earlier time at which such holder (i) can sell all shares held by it in compliance with SEC Rule 144(b) (1)(i) or (ii) holds 1% or less of our common stock and all registrable securities held by such holder can be sold in any three-month period without registration in compliance with SEC Rule 144.
Agreement with Flagship Pioneering
In December 2008, we entered into a services agreement with Flagship Ventures Management, Inc., now known as Flagship Pioneering, Inc., an affiliate of the Flagship Pioneering Funds, under which Flagship Pioneering, Inc. provides us with advisory and administrative services on an as-needed basis. The agreement, which is invoiced monthly, may be terminated by either party upon 30 days’ prior written notice. Our transactions with Flagship Pioneering, Inc. were immaterial for the year ended December 31, 2022, for services provided under the services agreement.
Limitation of Liability and Indemnification of Officers and Directors
Our restated certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by the Delaware General Corporation Law, or DGCL. Consequently, our directors are not personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for:
•any breach of the director’s duty of loyalty to us or our stockholders;
•any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•unlawful payments of dividends or unlawful stock repurchases, or redemptions as provided in Section 174 of the DGCL; or
•any transaction from which the director derived an improper personal benefit.
Our amended and restated bylaws require us to indemnify our directors and officers to the maximum extent not prohibited by the DGCL and allow us to indemnify other employees and agents as set forth in the DGCL. Subject to certain limitations, our amended and restated bylaws also require us to advance expenses incurred by our directors and officers for the defense of any action for which indemnification is required or permitted.

We have entered, and intend to continue to enter, into separate indemnification agreements with our directors, officers and certain of our key employees, in addition to the indemnification provided for in our restated certificate of incorporation and amended and restated bylaws. These agreements, among other things, require us to indemnify our directors, officers and key employees for certain expenses, including attorneys’ fees, judgments, penalties, fines and settlement amounts actually incurred by these individuals in any action or proceeding arising out of their service to us or our subsidiaries or any other company or enterprise to which these individuals provide services at our request. Subject to certain limitations, our indemnification agreements also require us to advance expenses incurred by our directors, officers and key employees for the defense of any action for which indemnification is required or permitted.

Policies for Approval of Related Party Transactions
Our board of directors reviews and approves transactions with directors, officers and holders of five percent or more of our voting securities and their affiliates, each a related party. Prior to this offering, upon consideration of a potential related party transaction, the material facts as to the related party’s relationship or interest in the transaction are disclosed to our board of directors prior to their consideration of such transaction, and the transaction is not considered approved by our board of directors unless a majority of the directors who are not interested in the transaction approve the transaction. Further, when stockholders are entitled to vote on a transaction with a related party, the material facts of the related party’s relationship or interest in the transaction are disclosed to the stockholders, who must approve the transaction in good faith.
In connection with our initial public offering, we adopted a written related party transactions policy that provides that such transactions must be approved by our audit committee. This policy became effective on May 9, 2019. Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person will be defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members.
Director Independence

Applicable Nasdaq Stock Market LLC, or Nasdaq, rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act and that compensation committee members satisfy independence criteria set forth in Rule 10C-1 under the Exchange Act. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In addition, in affirmatively determining the independence of any director who will serve on a company’s compensation committee, Rule 10C-1 under the Exchange Act requires that a company’s board of directors must consider all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including: the source of compensation to the director, including any consulting, advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our board of directors has determined that all members of the board of directors, except Mr. Hinshaw, are independent directors, including for purposes of the rules of Nasdaq and the SEC. In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our common stock. There are no family relationships among any of our directors or executive officers. Mr. Hinshaw is not an independent director under these rules because he is an executive officer of Axcella.
Item 14. Principal Accounting Fees and Services
Our independent public accounting firm is Deloitte & Touche, LLP, Boston, Massachusetts, PCAOB Auditor ID 34.
Axcella incurred the following fees from Deloitte & Touche LLP for the audit of the consolidated financial statements and for other services provided during the years ended December 31, 2022, and 2021.

	Fiscal Year	Fiscal Year
Fee Category	2022 ($)	2021 ($)
Audit and audit-related fees(1)	$628,893	$588,307
Tax fees	—	—
All other fees	—	—
Total Fees	$628,893	$588,307
(1) Consists of fees for the audit of our annual financial statements, reviews of quarterly financial statements included in Quarterly Reports on Form 10-Q, services provided in connection with SEC filings, including consents and comfort letters, and a subscription to the Deloitte Accounting Research Tool.
Audit Committee Pre-approval Policy and Procedures
Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee, or the engagement is entered into pursuant to the pre-approval procedure described below.
From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.
During our 2022 and 2021 fiscal years, no services were provided to us by Deloitte & Touche LLP other than in accordance with the pre-approval policies and procedures described above.

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

10.7#
Employment Agreement, by and between the Company and Margaret Koziel, dated as of December 1, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38901) filed with the Securities and Exchange Commission on December 7, 2021).

10.8#
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

10.15
Loan and Security Agreement among Solar Capital Ltd. and the Lenders thereto and the Registrant, dated as of January 9, 2018 (incorporated by reference to Exhibit 10.12 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-230822) filed with the Securities and Exchange Commission on April 30, 2019).

10.16
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

10.18^
Loan and Security Agreement, dated September 2, 2021, by and between the Registrant and SLR Investment Corp.. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38901) filed with the Securities and Exchange Commission on September 7, 2021).

10.19
Securities Purchase Agreement, dated as of September 20, 2022, by and among Axcella Health Inc. and certain funds affiliated with Flagship Pioneering, as purchasers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38901) filed with the Securities and Exchange Commission on September 23, 2022).

10.20
First Amendment to Securities Purchase Agreement, dated as of September 30, 2022, by and among Axcella Health Inc. and the purchasers party thereto (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38901) filed with the Securities and Exchange Commission on November 1, 2022).

10.21
Form of Convertible Promissory Note (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38901) filed with the Securities and Exchange Commission on September 23, 2022).

10.22
Form of Securities Purchase Agreement dated as of October 13, 2022 by and among Axcella Health, Inc. and the purchasers thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38901) filed with the Securities and Exchange Commission on October 13, 2022).

10.23#
Retention Agreement, dated February 14, 2023, by and between Axcella Health Inc. and William Hinshaw (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38901) filed with the Securities and Exchange Commission on February 17, 2023).

10.24#
Retention Agreement, dated February 14, 2023, by and between Axcella Health Inc. and Margaret Koziel (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38901) filed with the Securities and Exchange Commission on February 17, 2023).

10.25#
Retention Agreement, dated February 14, 2023, by and between Axcella Health Inc. and Paul Fehlner (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-38901) filed with the Securities and Exchange Commission on February 17, 2023).

10.26#
Employment Agreement, by and between the Company and Daniel Kirby, dated as of May 26, 2022 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38901) filed with the Securities and Exchange Commission on August 12, 2022).

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

AXCELLA HEALTH INC.

Date: March 30, 2023	By:	/s/ William R. Hinshaw, Jr.
William R. Hinshaw, Jr. President, Chief Executive Officer and Director
POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints William R. Hinshaw, Jr. and Marie Washburn, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Hinshaw, Jr.	President, Chief Executive Officer and Director	March 30, 2023
William R. Hinshaw, Jr.	(Principal Executive Officer)

/s/ Robert Rosiello	Chairman, Director	March 30, 2023
Robert Rosiello

/s/ Marie Washburn	Vice President, Finance and Corporate Controller	March 30, 2023
Marie Washburn	(Principal Financial Officer and Principal Accounting Officer)

/s/ William D. "Chip" Baird	Director	March 30, 2023
William D. "Chip" Baird

/s/ Martin Hendrix	Director	March 30, 2023
Martin Hendrix

/s/ Torben Straight Nissen	Director	March 30, 2023
Torben Straight Nissen

/s/ Gary P. Pisano	Director	March 30, 2023
Gary P. Pisano

/s/ Cristina M. Rondinone	Director	March 30, 2023
Cristina M. Rondinone

/s/ Michael Rosenblatt	Director	March 30, 2023
Michael Rosenblatt

/s/ Paul J. Sekhri	Director	March 30, 2023
Paul J. Sekhri

/s/ Catherine Angell Sohn	Director	March 30, 2023
Catherine Angell Sohn