Form 10-Q
period 2023-03-31
Axcella Health Inc.
filed 2023-05-04
CIK 1633070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2023, the registrant had 73,686,948 shares of common stock, $0.001 par value per share, outstanding.

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

•expectations that our cash will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2023;

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

•our ability to obtain and maintain regulatory approval or find alternate regulatory commercialization pathways from the FDA, the Medicines and Healthcare products Regulatory Agency (MHRA), the European Medicines Agency, or the EMA, and other comparable regulatory authorities for our product candidates, and any related restrictions, limitations or warnings in the label of an approved product candidate;

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

•the effect of the COVID-19 pandemic or any future public health emergency on any of the foregoing; and

•other risks and uncertainties, including those discussed in "Risk Factors" and "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated by reference into this Quarterly Report.

Any forward-looking statements in this Quarterly Report and the documents incorporated by reference reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under "Risk Factors" and "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated by reference into this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

4

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
•COVID-19 or any future public health emergency may materially and adversely affect our business and our financial results.
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
5

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
The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full in our Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated by reference into this Quarterly Report are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

6

AXCELLA HEALTH INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)

AXCELLA HEALTH INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of
	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$12,540	$17,147
Prepaid expenses and other current assets	200	876
Total current assets	12,740	18,023
Property and equipment, net	25	693
Other assets	—	211
Total assets	$12,765	$18,927
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,150	$4,707
Accrued expenses and other current liabilities	2,103	7,849
Current portion of operating lease liability	1,641	1,592
Total current liabilities	11,894	14,148
Operating lease liability	144	569
Other non-current liabilities	—	46
Total liabilities	12,038	14,763
Commitments and contingencies (Note 8)	—	—
Stockholders' equity:
Common stock, $0.001 par value; 150,000,000 shares authorized, 74,102,008 and 74,074,201 shares issued and 73,683,027 and 73,655,220 shares outstanding at March 31, 2023 and December 31, 2022, respectively	74	74
Additional paid-in capital	423,056	422,517
Treasury stock, 418,981 shares at cost	—	—
Accumulated deficit	(422,403)	(418,427)
Total stockholders' equity	727	4,164
Total liabilities and stockholders' equity	$12,765	$18,927
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$1,433	$13,544
General and administrative	2,750	4,786
Total operating expenses	4,183	18,330
Loss from operations	(4,183)	(18,330)
Other (expense) income:
Interest income	140	22
Interest expense	—	(704)
Other income (expense), net	67	(27)
Total other income (expense), net	207	(709)
Net loss	$(3,976)	$(19,039)
Net loss per share, basic and diluted	$(0.05)	$(0.46)
Weighted average common shares outstanding, basic and diluted	73,669,096	41,426,107
Comprehensive loss:
Net loss	$(3,976)	$(19,039)
Other comprehensive income (loss):
Unrealized losses on marketable securities	—	(18)
Comprehensive loss	$(3,976)	$(19,057)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,976)	$(19,039)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	77
Share-based compensation	539	1,509
Non-cash interest expense	—	130
Gain on the sale of property and equipment	(68)	—
Non-cash lease expense	(376)	(9)
Other non-cash items	—	103
Changes in current assets and liabilities:
Prepaid expenses and other current assets	887	635
Accounts payable	3,443	596
Accrued expenses and other current liabilities	(5,565)	(864)
Net cash used in operating activities	(5,105)	(16,862)
Cash flows from investing activities:
Purchases of property and equipment	—	(164)
Proceeds from the sale of property and equipment	525	—
Proceeds from sales and maturities of marketable securities	—	13,324
Net cash provided by investing activities	525	13,160
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	25,426
Offering costs paid	—	(71)
Proceeds from exercise of common stock options and ESPP	—	6
Repayments of the principal portion of finance lease	(27)	(43)
Net cash (used in) provided by financing activities	(27)	25,318
Net (decrease) increase in cash and cash equivalents	(4,607)	21,616
Cash and cash equivalents, beginning of period	17,147	23,574
Cash and cash equivalents, end of period	$12,540	$45,190
Supplemental cash flow information:
Cash paid for interest	$—	$573
Supplemental disclosure of non-cash activities:
Obtaining a right-of-use asset in exchange for an operating lease liability	$—	$3,340
Purchases of property and equipment included in accounts payable	$—	$15
Issuance costs incurred but unpaid at period end	$—	$30
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands, except share data)

	Three Months Ended March 31, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Par value
BALANCE - January 1, 2022	39,605,701	$40	$359,261	$(52)	$(337,241)	$22,008
Issuance of common stock, net of issuance costs of $223	13,321,602	13	25,413			25,426
Exercise of common stock options	8,499		6			6
Vesting of restricted stock units	59,019					—
Share-based compensation			1,509			1,509
Unrealized loss on marketable securities				(18)		(18)
Net loss					(19,039)	(19,039)
BALANCE - March 31, 2022	52,994,821	$53	$386,189	$(70)	$(356,280)	$29,892

	Three Months Ended March 31, 2023
	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Par value
BALANCE - January 1, 2023	74,074,201	$74	$422,517	$(418,427)	$4,164
Vesting of restricted stock units	27,807				—
Share-based compensation			539		539
Net loss				(3,976)	(3,976)
BALANCE - March 31, 2023	74,102,008	$74	$423,056	$(422,403)	$727
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
In December 2022, the Board of Directors approved a reprioritization of the Company's programs and a restructuring of operations to support its streamlined set of priorities. As part of this restructuring, the Board approved a reduction in force of approximately 85% of the Company’s workforce. Since the reorganization, the Company terminated its EMMPACT Phase 2b clinical trial of AXA1125 for the treatment of NASH to focus on AXA1125 for the treatment of Long COVID associated fatigue, vacating its facility and sold its non-leased laboratory equipment.
Under Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued.

As of March 31, 2023, the Company had an accumulated deficit of $422.4 million, and cash and cash equivalents of $12.5 million. During the three months ended March 31, 2023, the Company incurred a loss of $4.0 million and used $5.1 million of cash in operations. The Company expects its reorganization will reduce its operating expenses, however the Company will need to raise additional funding to operate. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40 based on the need to raise additional capital to finance its future operations, its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and uncertainty around the changes to the business plan. As of May 4, 2023, the issuance date of the condensed consolidated financial statements for the quarter ended March 31, 2023, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.
The Company's plans to alleviate its financing requirements include, among other things, pursuing the sale of its common stock, a transaction of the Company or its AXA1125 product candidate for Long COVID or other product candidates, and funding through the establishment of a collaboration(s) with a potential partner(s) to further advance its product pipeline, none of which can be guaranteed or are entirely within the Company's control. As of December 15, 2022, the Company was forced to discontinue some of its operations and develop and implement a plan to further extend payables, reduce overhead and scale back its current operating plan until sufficient additional capital is raised to support further operations. These factors individually and collectively raise substantial doubt about the Company's ability to continue as a going concern, and; therefore, it may be more difficult for the Company to attract investors. Unless the Company is able to raise additional capital to finance its operations, its long-term business plan may not be accomplished, and the Company may be forced to cease, further reduce, or further delay operations. However, the Company does not believe it is probable that those plans can be effectively implemented to mitigate the conditions or events that raise substantial doubt.
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
Furthermore, the accompanying condensed consolidated financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2022. The accompanying interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of March 31, 2023, the results of its operations for the three months ended March 31, 2023 and 2022, its cash flows for the three months ended March 31, 2023 and 2022, and its statements of stockholders’ equity for the three months ended March 31, 2023 and 2022.
The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, together with Management’s Discussion and Analysis of Financial

Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to the Company's significant accounting policies and estimates as reported in its Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 30, 2023.

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
Concentrations of Credit Risk
The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents. The Company’s cash equivalents as of March 31, 2023 consisted of bank deposits and money market funds that invest in U.S. treasury securities.
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
Property and Equipment
Property and equipment are recorded at cost. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. Upon disposal, retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Expenditures for repairs and maintenance that do not improve or extend the lives of the respective assets are charged to expense as incurred.
Long-Lived Assets Impairment
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
Leases
The Company determines whether a contract is, or contains, a lease at inception and classifies leases as operating or financing considering factors such as the length of the lease term, the present value of the lease payments, the nature of the asset being leased, and the potential for ownership of the asset to transfer during the lease term. Leases with terms greater than one-year are recognized on the consolidated balance sheets as right-of-use assets and lease liabilities and are measured at the present value of the fixed payments due over the expected lease term less the present value of any incentives, rebates or abatements received from the lessor. Options to extend a lease are included in the expected lease term if exercise of the option is deemed reasonably certain. Costs determined to be variable and not based on an index or rate are not included in the measurement of the lease liability and are expensed as incurred. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis an amount equal to the lease payments in the same currency, for a similar term, and in a similar economic environment. The Company records expense to recognize fixed lease payments on a straight-line basis over the expected lease term. The Company has elected the practical expedient not to separate lease and non-lease components for real estate leases.

Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the Chief Executive Officer, who is the chief operating decision maker, in making decisions on how to allocate resources and assess performance. The Company operates in one reportable business segment.

Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the three months ended March 31, 2022, the Company’s only element of other comprehensive loss was unrealized gains (losses) on marketable securities. For the three months ended March 31, 2023, there were no elements of other comprehensive loss.
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
Newly Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized cost basis, including marketable securities accounted for as available-for-sale. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. The adoption of this standard on January 1, 2023 did not have a material impact on its condensed consolidated financial statements.

3. FAIR VALUE MEASUREMENTS
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$12,290	$—	$—	$12,290
Total	$12,290	$—	$—	$12,290

	Fair Value Measurements at December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$14,649	$—	$—	$14,649
Total	$14,649	$—	$—	$14,649
As of March 31, 2023 and December 31, 2022, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. During the three months ended March 31, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

4. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Laboratory equipment	$—	$3,506
Leasehold improvements	—	564
Office and computer equipment	86	303
Furniture and fixtures	—	122
Property and equipment	86	4,495
Less: accumulated depreciation and amortization	(61)	(3,802)
Property and equipment, net	$25	$693
Depreciation and amortization expense was nominal for the three months ended March 31, 2023, and $0.1 million for the three months ended March 31, 2022.
During the three months ended March 31, 2023, the Company sold or retired its property and equipment for proceeds of $0.5 million and recorded a gain of $0.1 million. There were no disposals for the three months ended March 31, 2022.
5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued employee compensation and benefits	$612	$808
Accrued external research and development expenses	913	4,791
Accrued professional fees	578	824
Accrued employee termination benefits	—	1,221
Other	—	205
Total accrued expenses and other current liabilities	$2,103	$7,849
During the three months ended March 31, 2023, the Company paid $1.2 million in employee termination benefits related to the December 2022 reduction-in-force.
6. STOCKHOLDERS' EQUITY
2019 Stock Option and Incentive Plan
The 2019 Stock Option and Incentive Plan (the "2019 Plan") was approved by the Company's board of directors on April 29, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and cash-based awards to the Company's officers, employees, directors and consultants. Awards under the 2019 plan generally vest ratably over the vesting period (3-4 years) and have a maximum term of 10 years. The number of shares initially reserved for issuance under the 2019 Plan is 905,000, which was increased on January 1, 2020 and will be increased each January 1 thereafter by 4% of the number of shares of the Company's common stock outstanding on the immediately preceding December 31, or such lesser number of shares determined by the Company's board of directors or compensation committee of the board of directors. The number of options available for future grant under the 2019 Plan was 5,700,933 as of March 31, 2023.

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
The number of shares available for future issuance under the 2019 ESPP was 935,186 shares as of March 31, 2023.
Stock-Based Compensation Expense
In connection with all share-based payment awards, total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$169	$566
General and administrative	370	943
Total stock-based compensation expense	$539	$1,509
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
The Black-Scholes option pricing model assumptions are included in the table below.

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.95%	1.87%
Expected option life (in years)	6.11	6.13
Expected dividend yield	—%	—%
Expected volatility	90.1%	91.4%

Stock Option Activity
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding as of January 1, 2023	6,536,977	$5.05
Granted	611,500	0.68
Exercised	—	—
Canceled	(1,048,753)	5.11
Outstanding as of March 31, 2023	6,099,724	$4.60	6.64	$—
Exercisable as of March 31, 2023	4,081,667	$5.66	5.48	$—
Vested or expected to vest as of March 31, 2023	6,099,724	$4.60	6.64	$—
The intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was nominal.
The weighted-average grant date fair value of the options granted during the three months ended March 31, 2023 and 2022 was $0.52 and $1.03 per share, respectively.
As of March 31, 2023, there was $3.1 million of unrecognized compensation expense that is expected to be recognized over a weighted-average period of approximately 2.0 years.
Restricted Stock Units
The fair values of restricted stock units are based on the market value of the Company's common stock on the date of grant. The following table summarizes the Company's restricted stock unit activity for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 1, 2023	75,233	$5.04
Granted	—	—
Vested	(27,807)	4.41
Forfeited	—	—
Outstanding as of March 31, 2023	47,426	$5.40
As of March 31, 2023, there was $0.1 million of unrecognized compensation expense that is expected to be recognized over a weighted-average period of approximately 1.0 year.
7. NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(3,976)	$(19,039)
Denominator:
Weighted average common shares outstanding, basic and diluted	73,669,096	41,426,107
Net loss per share, basic and diluted	$(0.05)	$(0.46)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	6,099,724	8,026,924
Unvested restricted stock units	47,426	216,331
Shares issuable under employee stock purchase plan	—	37,820
	6,147,150	8,281,075
8. COMMITMENTS AND CONTINGENCIES
Leases
The Company leases a facility containing 19,200 square feet of laboratory and office space, which is located at 840 Memorial Drive, Cambridge, Massachusetts. The lease expires in April 2024, subject to an option to extend the lease for an additional three years. The lease agreement and most recent amendment contained escalating rent payments.
In December 2022, the Company initiated activities to vacate its corporate offices in Cambridge, Massachusetts, and the activities were completed in January 2023. As a result, the Company performed a recoverability test by comparing the future cash flows attributable to the asset group to the carrying value of the corresponding long-lived, right-of-use asset for its facility lease. Based on this evaluation, the Company determined that the long-lived asset with a carrying value of $2.1 million was no longer recoverable and recorded a right-of-use asset impairment of $2.1 million in December 2022. The impairment was determined by comparing the fair value of the impacted asset group to their carrying value as of the impairment measurement date, as required under ASC 360, Property, Plant, and Equipment. The Company continues to amortize the lease liability over the lease term while its lease agreement remains in place.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three months ended March 31, 2023 and 2022 (in thousands, except weighted average figures):

	Three Months Ended March 31,
Operating leases	2023	2022
Lease cost
Operating lease cost	$46	$401
Variable lease cost	196	193
Total lease cost	$242	$594

Other information
Operating cash flows used for operating leases	$192	$603
Weighted average remaining lease term (years)	1.10	2.10
Weighted average discount rate (percentage)	9.0%	9.0%
For the three months ended March 31, 2023 and 2022, the Company recorded $0.2 million and $0.6 million in operating lease expense, respectively, and made lease payments of $0.2 million and $0.6 million, respectively, with such amounts reflected in the condensed consolidated statements of cash flows in operating activities.
Future minimum lease payments and lease liabilities as of March 31, 2023 and December 31, 2022 were as follows (in thousands):

	As of
Maturity of lease liabilities	March 31, 2023	December 31, 2022
2023	$1,300	$1,722
2024	580	580
Total future minimum lease payments	$1,880	$2,302
Less: imputed interest	(95)	(141)
Total lease liability	$1,785	$2,161

Reported as:
Current portion of operating lease liability	$1,641	$1,592
Operating lease liability	144	569
Total lease liability	$1,785	$2,161
Other Commitments
From time to time, the Company enters into contracts in the normal course of business with contract research organizations ("CROs"), contract manufacturing organizations ("CMOs") and other third parties for preclinical research studies, Clinical Studies, Clinical Trials and testing and manufacturing services. These contracts do not contain minimum purchase commitments and are cancelable upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including non-cancelable obligations of service providers, up to the date of cancellation.
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

9. RELATED-PARTY TRANSACTIONS
There were no material related-party transactions in the periods reported.
10. SUBSEQUENT EVENTS
The Company has evaluated subsequent events for financial statement purposes occurring through the date these condensed consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report and the audited financial statements and notes included in our Annual Report on Form 10-K, filed with the SEC on March 30, 2023. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Quarterly Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Quarterly Report, including under Part I, Item 1A. “Risk Factors” and under “Special Note Regarding Forward-Looking Statements.” In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
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
In December 2022, we announced that we discontinued our EMMPACT Phase 2b clinical trial of AXA1125 for the treatment of NASH to focus on AXA1125 for the treatment of Long COVID associated fatigue. We also announced a corporate restructuring, whereby we reduced our workforce by approximately 85%, and that we have initiated a process to explore a range of strategic alternatives to maximize stakeholder value and we have engaged an investment bank to act as a strategic advisor for this process. Since the discontinuation of the NASH program and reduction-in-force, we have devoted and expect to continue to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize enterprise value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stakeholder value or that we will make any additional cash distributions to our stakeholders.
Funding Overview
To date, we have funded our operations with proceeds from the sale of preferred stock and issuance of debt and with proceeds from our public offerings. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2008. For the three months ended March 31, 2023 and 2022, we reported net losses of $4.0 million and $19.0 million, respectively. As of March 31, 2023, we had an accumulated deficit of $422.4 million. As noted elsewhere in this report, based on our current cash and cash equivalents, we continue to operate as a going concern as we believe we do not have sufficient cash and cash equivalents available to fund our planned operations for the next twelve months from the issuance date of this Quarterly Report on Form 10-Q.
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

We anticipate that our future research and development expenses will decrease compared to 2022 levels due to the discontinuation of the NASH clinical trial and reduction-in-workforce. Many factors can affect the cost and timing of our Clinical Studies and Clinical Trials, including, without limitation, slow patient enrollment and the availability of supplies, including as a result of the COVID-19 pandemic, and real or perceived lack of effect on biology or safety of our product candidates. In addition, the development of all of our product candidates may be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development of our product candidates.

See “Risk Factors” in "Item 9A." of our Annual Report on Form 10-K for further discussion of these and additional risks and uncertainties associated with product development and commercialization that may significantly affect the timing and cost of our research and development expenses and our ability to obtain regulatory approval for and successfully commercialize our product candidates.

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

Other Income (Expense), Net
Other income (expense), net primarily consists of interest income and interest expense. Interest income consists of interest earned on our investments in cash equivalents, money market funds, and high-quality fixed income securities. Interest expense primarily consists of interest on outstanding borrowings under a loan and security agreement and the amortization expense of the debt discount and debt issuance costs.
Income Taxes
Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss, or NOLs, carryforwards and tax credits will not be realized.

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$1,433	$13,544	$(12,111)
General and administrative	2,750	4,786	(2,036)
Total operating expenses	4,183	18,330	(14,147)
Loss from operations	(4,183)	(18,330)	14,147
Other income (expense):
Other income (expense), net	207	(709)	916
Total other income (expense), net	207	(709)	916
Net loss	$(3,976)	$(19,039)	$15,063
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Salary and benefits-related	$962	$4,182	$(3,220)
Clinical research, outside services and other expenses	471	9,362	(8,891)
Total research and development expenses	$1,433	$13,544	$(12,111)
Research and development expenses were $1.4 million for the three months ended March 31, 2023, compared to $13.5 million for the same period in 2022. The decrease in research and development expenses of $12.1 million, of which $8.9 million is attributed to the completion of the Phase 2a Long COVID Clinical Trial, the discontinuation of the Phase 2b Clinical Trial of AXA1125 for NASH and the Phase 2 Clinical Trial of AXA1665 for reduction in risk of recurrent OHE. During the first quarter of 2022, we had three ongoing Phase 2 clinical trials. Personnel-related expenses decreased by $3.2 million resulting from our headcount reductions as part of the December 2022 corporate restructuring.

General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Salary and benefits-related	$1,333	$3,004	$(1,671)
Other contract services, outside costs and other expenses	1,417	1,782	(365)
Total general and administrative expenses	$2,750	$4,786	$(2,036)
General and administrative expenses were $2.8 million for the three months ended March 31, 2023, compared to $4.8 million for the same period in 2022. The decrease in general and administrative expenses of $2.0 million primarily resulted from our headcount reductions.
Other Income (Expense), Net
For the three months ended March 31, 2023, we recorded $0.1 million of interest income on our cash balances and a gain on the sale of property and equipment of $0.1 million.
For the three months ended March 31, 2022, we recorded $0.7 million interest expense on the loan and security agreement with SLR Investment Corp. and amortization of the loan discount. We repaid the loan in full in December 2022.
Liquidity and Capital Resources
Exploring Strategic Alternatives
We require substantial additional capital to sustain our operations and pursue our strategy, including the development of our Long COVID product candidate. We have engaged an investment bank to assist with the exploration of strategic alternatives that may include, but are not limited to, the sale of all or substantially all of our assets; a strategic merger or other business combination transaction; or another change of control transaction between us and a third party. If a strategic process is unsuccessful, we may be unable to continue our operations at planned levels and be forced to further reduce or terminate our operations. These factors raise substantial doubt about our ability to continue as a going concern.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash used in operating activities	$(5,105)	$(16,862)
Cash provided by investing activities	525	13,160
Cash (used in) provided by financing activities	(27)	25,318
Net (decrease) increase in cash and cash equivalents	$(4,607)	$21,616

Operating Activities
During the three months ended March 31, 2023, operating activities used $5.1 million of cash, primarily resulting from a net loss of $4.0 million and changes in our operating assets and liabilities of $1.2 million, partially offset by non-cash charges of $0.1 million.
During the three months ended March 31, 2022, operating activities used $16.9 million of cash, primarily resulting from a net loss of $19.0 million, partially offset by non-cash charges of $1.8 million, including $1.5 million of stock-based compensation, and changes in our operating assets and liabilities of $0.4 million.
Investing Activities
During the three months ended March 31, 2023, net cash provided by investing activities includes proceeds from the sale of property and equipment of $0.5 million.
During the three months ended March 31, 2022, net cash provided by investing activities consisted primarily of sales and maturities of marketable securities.
Financing Activities
During the three months ended March 31, 2023, net cash used in financing activities consisted of cash paid to terminate a finance lease.
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

As of March 31, 2023, we had cash and cash equivalents of $12.5 million. Based on our current financial resources and forecasted operating plan, we believe that we will be able to operate into the second quarter of 2023. Our operating expenses have been reduced as a result of the termination of the NASH clinical trial and corporate restructuring, allowing us to pursue any viable strategic alternatives. There is no guarantee that this plan will be successful. We may not be able to successfully pursue any strategic alternatives and, even if certain strategic alternatives may be available, we cannot provide any assurance that the strategic alternatives review process will result in any particular alternative, transaction or value. We need to raise additional capital to support continuing operations. Until such time as we can generate significant revenue to fund operations, we expect to seek additional capital from the issuance of equity, debt, or other capital transactions or a strategic transaction. If we fail to raise capital or enter into such agreements as, and when, needed, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations. See “Risk Factors” in "Item 1A." in our Annual Report on Form 10-K for further discussion of these and additional risks and uncertainties that may significantly affect the timing and amount of expenditures of our capital resources.
Based on our current operating plan, we believe we do not have sufficient cash and cash equivalents to support current operations through a full 12 months from the issuance date of this Quarterly Report on Form 10-Q and we continue to operate as a going concern.
Nasdaq Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing
On December 30, 2022, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (which we refer to as the “Minimum Bid Price Requirement”). The Nasdaq deficiency letter has no immediate effect on the listing of our common stock, and our common stock will continue to trade on the Nasdaq Global Market under the symbol “AXLA” at this time. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we have been provided a period of 180 calendar days, or until June 28, 2023 (which we refer to as the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. If, at any time ending June 28, 2023, the bid price for our common stock closes at $1.00 or more for a minimum of ten consecutive business days, as required under the Compliance Period Rule, the Staff will provide written notification to us that we have regained compliance with the Minimum Bid Price Requirement and our common stock will continue to be eligible for listing on the Nasdaq Global Market, unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H).
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
On April 3, 2023, we received written notice from the Staff of Nasdaq that (i) we are not in compliance with the requirement of a minimum Market Value of Publicly Held Shares (“MVPHS”) of $15,000,000 for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(C); and (ii) we are not in compliance with the requirement of a minimum Market Value of Listed Securities (“MVLS”) of $50,000,000, as set forth in Nasdaq Listing Rule 5450(b)(2)(A). In accordance with Nasdaq Listing Rule 5810(c)(3)(D), we have a period of 180 calendar days, or until October 2, 2023, to regain compliance with the minimum MVPHS and MVLS requirements. To regain compliance, the minimum MVPHS of our common stock is required to meet or exceed $15,000,000 for at least ten consecutive business days during this 180-calendar day compliance period; and to regain compliance, the minimum MVLS of our common stock is required to meet or exceed $50,000,000 for at least ten consecutive business days during this 180 calendar day compliance period. There can be no assurance that we will be able to regain compliance the MVPHS or MVLS requirements or maintain compliance with the other Nasdaq listing requirements.
In the event that we do not regain compliance within the 180 calendar day compliance period, we may be eligible to transfer to the Nasdaq Capital Market prior to the expiry of this period. However, if it appears to Nasdaq that we will not be able to cure the deficiencies, or if we are not otherwise eligible, Nasdaq will provide notice to us that our listed securities will be subject to delisting. In the event of such notification, we may appeal Nasdaq’s determination to delist our securities, but there can be no assurance Nasdaq would grant our request for continued listing.
The MVPHS and MVLS notices are only a notification of deficiency, not of imminent delisting, and have no immediate effect on the listing of our securities on Nasdaq. If it appears to the Staff that we will not be able to cure the deficiencies, the Staff will provide written notice to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel (the “Panel”). We expect that our stock would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the Staff’s delisting determination to the Panel, such appeal would be successful.
Critical Accounting Policies and Use of Estimates
Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates. There were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 30, 2023.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
We had previously identified material weaknesses in our internal controls over financial reporting as of December 31, 2022. The material weaknesses we identified were (i) we did not maintain an effective control environment as we did not maintain a sufficient complement of accounting and financial reporting resources commensurate with our financial reporting requirements, (ii) we did not maintain an effective risk assessment process, whereby our risk assessment was not updated for the changes resulting from the restructuring in December 2022, (iii) we did not maintain appropriate control activities to support the appropriate segregation of duties over the review of account reconciliations and manual journal entries, and (iv) we did not document, thoroughly communicate and monitor controls processes. Due to the material weaknesses identified, the CEO and Principal Financial Officer concluded that the disclosure controls were not effective, to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the CEO and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and were not effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Had we performed an evaluation of our internal control over financial reporting in accordance with Section 404, additional control deficiencies may have been identified by management, and those control deficiencies could have also represented one or more material weaknesses.
Remediation Plan
Material weaknesses (as defined under the Exchange Act and by the auditing standards of the U.S. Public Company Accounting Oversight Board, or “PCAOB”), were identified in our internal control over financial reporting as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis.

We are in the process of remediating the control deficiencies that constituted the above material weaknesses by making enhancements to our control environment in 2023, including the following:

•Defining user roles within our systems and processes to ensure proper segregation of duties within our financial reporting procedures; and
•Engaging internal control consultants to assist us in performing a financial reporting risk assessment as well as identifying and designing our system of internal controls necessary to mitigate the risks identified.

Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts discussed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the risks identified under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described therein and below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Risks Related to Our Business, Technology and Industry
We are in non-compliance with Nasdaq’s continued listing standards, and if we do not regain compliance we will be delisted from Nasdaq.
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
On April 3, 2023, we received written notice from the Staff of Nasdaq that (i) we are not in compliance with the requirement of a minimum Market Value of Publicly Held Shares (“MVPHS”) of $15,000,000 for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(2)(C); and (ii) we are not in compliance with the requirement of a minimum Market Value of Listed Securities (“MVLS”) of $50,000,000, as set forth in Nasdaq Listing Rule 5450(b)(2)(A). In accordance with Nasdaq Listing Rule 5810(c)(3)(D), we have a period of 180 calendar days, or until October 2, 2023, to regain compliance with the minimum MVPHS and MVLS requirements. To regain compliance, the minimum MVPHS of our common stock is required to meet or exceed $15,000,000 for at least ten consecutive business days during this 180-calendar day compliance period; and to regain compliance, the minimum MVLS of our common stock is required to meet or exceed $50,000,000 for at least ten consecutive business days during this 180 calendar day compliance period. There can be no assurance that we will be able to regain compliance the MVPHS or MVLS requirements or maintain compliance with the other Nasdaq listing requirements.
In the event that we do not regain compliance within the 180 calendar day compliance period, we may be eligible to transfer to the Nasdaq Capital Market prior to the expiry of this period. However, if it appears to Nasdaq that we will not be able to cure the deficiencies, or if we are not otherwise eligible, Nasdaq will provide notice to us that our listed securities will be subject to delisting. In the event of such notification, we may appeal Nasdaq’s determination to delist our securities, but there can be no assurance Nasdaq would grant our request for continued listing.
The MVPHS and MVLS notices are only a notification of deficiency, not of imminent delisting, and have no immediate effect on the listing of our securities on Nasdaq. If it appears to the Staff that we will not be able to cure the deficiencies, the Staff will provide written notice to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel (the “Panel”). We expect that our stock would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the Staff’s delisting determination to the Panel, such appeal would be successful.
Risks Related to our Organization and Structure
Our employee retention agreements may prevent changes in control.
On February 14, 2023, we entered into retention agreements, or the Retention Agreements, with each of (i) Mr. Hinshaw, (ii) Dr. Koziel, and (iii) Dr. Fehlner to provide an incentive for their continued service with us subsequent to the restructuring event on December 14, 2022. The Retention Agreements provide for retention bonuses of cash and equity in the event of certain actions by us as further described below. In connection with the retention bonuses provided under the Retention Agreements, each of Mr. Hinshaw, Dr. Koziel and Dr. Fehlner agreed to waive their rights to severance payments provided under their respective employment agreements in the event of a Terminations Without Cause or for Good Reason (as such terms are currently defined in their respective employment agreements). The costs associated with the Retention Agreements may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change in control under circumstances that could otherwise give the holders of our common stock the opportunity to realize a greater premium over the then-prevailing market prices.

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

10.1#
Retention Agreement, dated February 14, 2023, by and between Axcella Health Inc. and William Hinshaw (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2023).

10.2#
Retention Agreement, dated February 14, 2023, by and between Axcella Health Inc. and Margaret Koziel (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2023).

10.3#
Retention Agreement, dated February 14, 2023, by and between Axcella Health Inc. and Paul Fehlner (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101SCH*	Inline XBRL Taxonomy Extension Schema Document.
101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
†	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AXCELLA HEALTH INC.

Date: May 4, 2023	By:	/s/ William R. Hinshaw, Jr.
William R. Hinshaw, Jr. President, Chief Executive Officer and Director

AXCELLA HEALTH INC.

Date: May 4, 2023	By:	/s/ Marie Washburn
Marie Washburn Vice President, Finance and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)