Form 10-Q
period 2023-06-30
Axcella Health Inc.
filed 2023-08-03
CIK 1633070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________________
FORM 10-Q
______________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _ TO _
COMMISSION FILE NUMBER: 001-38901
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2023, the registrant had 73,692,745 shares of common stock, $0.001 par value per share, outstanding.

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
•our ability to remain in compliance with the listing requirements of the Nasdaq Global Market;
•success in retaining our officers, key employees or directors;
•our ability to fund our planned operations for the next twelve months and our ability to continue to operate as a going concern;
•expectations that our cash will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2023;
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
•our ability to obtain and maintain regulatory approval or find alternate regulatory commercialization pathways from the FDA, the Medicines and Healthcare products Regulatory Agency, or the MHRA, the European Medicines Agency, or the EMA, and other comparable regulatory authorities for our product candidates, and any related restrictions, limitations or warnings in the label of an approved product candidate;
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
•the effect of the COVID-19 pandemic or any future public health emergency on any of the foregoing; and
•other risks and uncertainties, including those discussed in "Risk Factors" and "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent Quarterly Reports on Form 10-Q, which are incorporated by reference into this Quarterly Report.
Any forward-looking statements in this Quarterly Report and the documents incorporated by reference reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under "Risk Factors" and "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent Quarterly Reports on Form 10-Q, which are incorporated by reference into this Quarterly Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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
•We are in non-compliance with Nasdaq's continued listing standards, and if we do not regain compliance we will be delisted from Nasdaq.
The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full in our Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent Quarterly Reports on Form 10-Q, which are incorporated by reference into this Quarterly Report are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

5

AXCELLA HEALTH INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item I. Condensed Consolidated Financial Statements (Unaudited)

AXCELLA HEALTH INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	As of
	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$8,884	$17,147
Prepaid expenses and other current assets	383	876
Total current assets	9,267	18,023
Property and equipment, net	15	693
Other assets	—	211
Total assets	$9,282	$18,927
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,395	$4,707
Accrued expenses and other current liabilities	1,754	7,849
Current portion of operating lease liability	1,391	1,592
Total current liabilities	11,540	14,148
Operating lease liability	—	569
Other non-current liabilities	—	46
Total liabilities	11,540	14,763
Commitments and contingencies (Note 8)	—	—
Stockholders' equity (deficit):
Common stock, $0.001 par value; 150,000,000 shares authorized, 74,111,726 and 74,074,201 shares issued and 73,692,745 and 73,655,220 shares outstanding at June 30, 2023 and December 31, 2022, respectively	74	74
Additional paid-in capital	423,484	422,517
Treasury stock, 418,981 shares at cost	—	—
Accumulated deficit	(425,816)	(418,427)
Total stockholders' equity (deficit)	(2,258)	4,164
Total liabilities and stockholders' equity (deficit)	$9,282	$18,927
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$1,224	$16,866	$2,657	$30,410
General and administrative	2,319	3,753	5,069	8,539
Total operating expenses	3,543	20,619	7,726	38,949
Loss from operations	(3,543)	(20,619)	(7,726)	(38,949)
Other (expense) income:
Interest income	132	65	272	87
Interest expense	—	(752)	—	(1,456)
Other income (expense), net	(2)	—	65	(27)
Total other income (expense), net	130	(687)	337	(1,396)
Net loss	$(3,413)	$(21,306)	$(7,389)	$(40,345)
Net loss per share, basic and diluted	$(0.05)	$(0.40)	$(0.10)	$(0.86)
Weighted average common shares outstanding, basic and diluted	73,688,558	52,616,279	73,678,881	47,052,105
Comprehensive loss:
Net loss	$(3,413)	$(21,306)	$(7,389)	$(40,345)
Other comprehensive income (loss):
Unrealized losses on marketable securities	—	4	—	(14)
Comprehensive loss	$(3,413)	$(21,302)	$(7,389)	$(40,359)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,389)	$(40,345)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	159
Share-based compensation	967	2,103
Non-cash interest expense	—	263
Gain on the sale of property and equipment	(68)	—
Non-cash lease expense	(770)	(26)
Other non-cash items	—	163
Changes in current assets and liabilities:
Prepaid expenses and other current assets	704	(146)
Accounts payable	3,689	(137)
Accrued expenses and other current liabilities	(5,915)	2,437
Net cash used in operating activities	(8,761)	(35,529)
Cash flows from investing activities:
Purchases of property and equipment	—	(202)
Proceeds from the sale of property and equipment	525	—
Proceeds from sales and maturities of marketable securities	—	20,974
Net cash provided by investing activities	525	20,772
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	25,456
Offering costs paid	—	(193)
Proceeds from exercise of common stock options and ESPP	—	90
Repayments of the principal portion of finance lease	(27)	(93)
Net cash (used in) provided by financing activities	(27)	25,260
Net (decrease) increase in cash and cash equivalents	(8,263)	10,503
Cash and cash equivalents, beginning of period	17,147	23,574
Cash and cash equivalents, end of period	$8,884	$34,077
Supplemental cash flow information:
Cash paid for interest	$—	$1,200
Supplemental disclosure of non-cash activities:
Obtaining a right-of-use asset in exchange for an operating lease liability	$—	$3,340
Purchases of property and equipment included in accounts payable	$—	$26
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
(in thousands, except share data)

	Three and Six Months Ended June 30, 2022
	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Par value
BALANCE - January 1, 2022	39,605,701	$40	$359,261	$(52)	$(337,241)	$22,008
Issuance of common stock, net of issuance costs of $223	13,321,602	13	25,413			25,426
Exercise of common stock options	8,499		6			6
Vesting of restricted stock units	59,019					—
Share-based compensation			1,509			1,509
Unrealized loss on marketable securities				(18)		(18)
Net loss					(19,039)	(19,039)
BALANCE - March 31, 2022	52,994,821	$53	$386,189	$(70)	$(356,280)	$29,892
Costs incurred for the issuance of common stock	—	—	30			30
Vesting of restricted stock units	5,797	—	—			—
Issuance of common stock related to ESPP	57,751	—	84			84
Share-based compensation			594			594
Unrealized gain on marketable securities				4		4
Net loss					(21,306)	(21,306)
BALANCE - June 30, 2022	53,058,369	$53	$386,897	$(66)	$(377,586)	$9,298

AXCELLA HEALTH INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
(in thousands, except share data)

	Three and Six Months Ended June 30, 2023
	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Par value
BALANCE - January 1, 2023	74,074,201	$74	$422,517	$(418,427)	$4,164
Vesting of restricted stock units	27,807				—
Share-based compensation			539		539
Net loss				(3,976)	(3,976)
BALANCE - March 31, 2023	74,102,008	$74	$423,056	$(422,403)	$727
Vesting of restricted stock units	9,718				—
Stock-based compensation			428		428
Net loss				(3,413)	(3,413)
BALANCE - June 30, 2023	74,111,726	$74	$423,484	$(425,816)	$(2,258)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AXCELLA HEALTH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. NATURE OF BUSINESS
Company Overview
Axcella Health Inc., doing business as “Axcella Therapeutics,” and subsidiaries ("Axcella," the "Company," "we" or "us") is a clinical-stage biotechnology company that was incorporated in Delaware on August 27, 2008. Since February 1, 2023, the Company has operated virtually. The Company is focused on pioneering a new approach to address the biology of complex diseases using compositions of endogenous metabolic modulators, or EMMs.
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
In December 2022, the Company underwent a restructuring and terminated its Phase 2b clinical trial of AXA1125 for the treatment of NASH to focus on AXA1125 for the treatment of Long COVID associated fatigue. Since then, the Company has initiated a process to explore a range of strategic alternatives to maximize stakeholder value.
Under Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued.
As of June 30, 2023, the Company had an accumulated deficit of $425.8 million, and cash and cash equivalents of $8.9 million. During the three months ended June 30, 2023, the Company incurred a loss of $3.4 million and used $8.8 million of cash in operations. Although the reorganization reduced the Company's operating expenses, the Company will need to raise additional funding to operate as it explores strategic alternatives. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40 based on the need to raise additional capital to finance its future operations, its recurring losses from operations incurred since inception, expectation of continuing operating losses for the foreseeable future, and uncertainty around the changes to the business plan. As of August 3, 2023, the issuance date of the condensed consolidated financial statements for the quarter ended June 30, 2023, the Company has concluded that there is substantial doubt about its ability to continue as a going concern for a period of one year from the date that these condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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
Furthermore, the accompanying condensed consolidated financial statements are unaudited and certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements as of and for the year ended December 31, 2022. The accompanying interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2023, the results of its operations for the three and six months ended June 30, 2023 and 2022, its cash flows for the six months ended June 30, 2023 and 2022, and its statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2023 and 2022.
The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to the Company's significant accounting policies and estimates as reported in its Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 30, 2023.

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
Concentrations of Credit Risk
The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents. The Company’s cash equivalents as of June 30, 2023 consisted of bank deposits and money market funds that invest in U.S. treasury securities.
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
Comprehensive Loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the three and six months ended June 30, 2022, the Company’s only element of other comprehensive loss was unrealized gains (losses) on marketable securities. For the three and six months ended June 30, 2023, there were no elements of other comprehensive loss.

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

3. FAIR VALUE MEASUREMENTS
The following tables present the Company’s assets that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$8,726	$—	$—	$8,726
Total	$8,726	$—	$—	$8,726

	Fair Value Measurements at December 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$14,649	$—	$—	$14,649
Total	$14,649	$—	$—	$14,649
As of June 30, 2023 and December 31, 2022, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. During the three and six months ended June 30, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

4. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Laboratory equipment	$—	$3,506
Leasehold improvements	—	564
Office and computer equipment	87	303
Furniture and fixtures	—	122
Property and equipment	87	4,495
Less: accumulated depreciation and amortization	(72)	(3,802)
Property and equipment, net	$15	$693
Depreciation and amortization expense was nominal for the three and six months ended June 30, 2023, and $0.1 million and $0.2 million for the three and six months ended June 30, 2022.
During the six months ended June 30, 2023, the Company sold or retired its property and equipment for proceeds of $0.5 million and recorded a gain of $0.1 million. There were no disposals for the six months ended June 30, 2022.
5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued employee compensation and benefits	$470	$808
Accrued external research and development expenses	843	4,791
Accrued professional fees	441	824
Accrued employee termination benefits	—	1,221
Other	—	205
Total accrued expenses and other current liabilities	$1,754	$7,849
During the six months ended June 30, 2023, the Company paid $1.2 million in employee termination benefits related to the December 2022 reduction-in-force.
6. STOCKHOLDERS' EQUITY (DEFICIT)
2019 Stock Option and Incentive Plan
The 2019 Stock Option and Incentive Plan (the "2019 Plan") was approved by the Company's board of directors on April 29, 2019. The 2019 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, unrestricted stock awards and cash-based awards to the Company's officers, employees, directors and consultants. Awards under the 2019 plan generally vest ratably over the vesting period (3-4 years) and have a maximum term of 10 years. The number of shares initially reserved for issuance under the 2019 Plan is 905,000, which was increased on January 1, 2020 and will be increased each January 1 thereafter by 4% of the number of shares of the Company's common stock outstanding on the immediately preceding December 31, or such lesser number of shares determined by the Company's board of directors or compensation committee of the board of directors. The number of options available for future grant under the 2019 Plan was 6,407,936 as of June 30, 2023.

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
The number of shares available for future issuance under the 2019 ESPP was 935,186 shares as of June 30, 2023.
Stock-Based Compensation Expense
In connection with all share-based payment awards, total stock-based compensation expense recognized was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$97	$275	$266	$841
General and administrative	331	319	701	1,262
Total stock-based compensation expense	$428	$594	$967	$2,103
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
The Black-Scholes option pricing model assumptions are included in the table below. No options were granted during the three months ended June 30, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	—	2.89%	3.95%	2.01%
Expected option life (in years)	—	5.75	6.11	6.08
Expected dividend yield	—	—%	—%	—%
Expected volatility	—	95.3%	90.1%	91.9%

Stock Option Activity
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Intrinsic Value (in thousands)
Outstanding as of January 1, 2023	6,536,977	$5.05
Granted	611,500	0.68
Exercised	—	—
Canceled	(1,746,381)	4.22
Outstanding as of June 30, 2023	5,402,096	$4.82	6.44	$—
Exercisable as of June 30, 2023	3,995,701	$5.66	5.61	$—
Vested or expected to vest as of June 30, 2023	5,402,096	$4.82	6.44	$—
No options were exercised during the six months ended June 30, 2023.
The weighted-average grant date fair value of the options granted during the six months ended June 30, 2023 and 2022 was $0.52 and $1.09 per share, respectively.
As of June 30, 2023, there was $2.2 million of unrecognized compensation expense that is expected to be recognized over a weighted-average period of approximately 1.9 years.
Restricted Stock Units
The fair values of restricted stock units are based on the market value of the Company's common stock on the date of grant. The following table summarizes the Company's restricted stock unit activity for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of January 1, 2023	75,233	$5.04
Granted	—	—
Vested	(37,525)	3.88
Forfeited	(9,375)	5.00
Outstanding as of June 30, 2023	28,333	$6.59
As of June 30, 2023, there was approximately $0.1 million of unrecognized compensation expense that is expected to be recognized over a weighted-average period of approximately 0.6 years.

7. NET LOSS PER SHARE
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(3,413)	$(21,306)	$(7,389)	$(40,345)
Denominator:
Weighted average common shares outstanding, basic and diluted	73,688,558	52,616,279	73,678,881	47,052,105
Net loss per share, basic and diluted	$(0.05)	$(0.40)	$(0.10)	$(0.86)
The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2023	2022
Options to purchase common stock	5,402,096	7,790,334
Unvested restricted stock units	28,333	182,593
Shares issuable under employee stock purchase plan	—	65,790
	5,430,429	8,038,717
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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2023 and 2022 (in thousands, except weighted average figures):

	Three Months Ended June 30,		Six Months Ended June 30,
Operating leases	2023	2022	2023	2022
Lease cost
Operating lease cost	$37	$401	$84	$803
Variable lease cost	173	160	369	353
Total lease cost	$210	$561	$453	$1,156

Other information
Operating cash flows used for operating leases	$—	$578	$192	$1,181
Weighted average remaining lease term (years)	0.8	1.8	0.8	1.8
Weighted average discount rate (percentage)	9.0%	9.0%	9.0%	9.0%
For the three and six months ended June 30, 2023, the Company recorded $0.2 million and $0.5 million in operating lease expense, respectively, and made lease payments of $0.0 million and $0.2 million, respectively, with such amounts reflected in the condensed consolidated statements of cash flows in operating activities.
Future minimum lease payments and lease liabilities as of June 30, 2023 and December 31, 2022 were as follows (in thousands):

	As of
Maturity of lease liabilities	June 30, 2023	December 31, 2022
2023	$870	$1,722
2024	580	580
Total future minimum lease payments	$1,450	$2,302
Less: imputed interest	(59)	(141)
Total lease liability	$1,391	$2,161

Reported as:
Current portion of operating lease liability	$1,391	$1,592
Operating lease liability	—	569
Total lease liability	$1,391	$2,161
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
Legal Proceedings
From time to time, the Company may be involved in various claims, threatened or actual, and legal proceedings relating to claims arising out of our operations or products, if any.

On June 29, 2023, Rivertech Associates II, LLC (The Abbey Group), the Company’s landlord for the premises at 840 Memorial Drive, Cambridge, Massachusetts, filed a Summary Process (Eviction) Summons and Complaint in the Cambridge Division of the Middlesex County Court, or the Court, which included a claim for damages equivalent to unpaid rent through June 2023 of $1.0 million as well as judgement for eviction. On July 13, 2023, the Company filed a motion to dismiss the complaint. On July 17, 2023, Abbey filed an Opposition to Motion to Dismiss, which the Company replied to on July 20, 2023. The parties are waiting for the Court’s determination of whether to proceed with or dismiss Abbey’s initial complaint.
Other than the foregoing, the Company is not currently a party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. If applicable, the Company expenses as incurred the costs related to such legal proceedings.
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
Overview
We are a clinical-stage biotechnology company focused on pioneering a new approach to address the biology of complex diseases using compositions of endogenous metabolic modulators, or EMMs. Our product candidates are comprised of multiple EMMs that are engineered in distinct combinations and ratios with the goal of simultaneously impacting multiple biological pathways. Our pipeline includes lead candidates for non-alcoholic steatohepatitis, or NASH, and for Long COVID (also known as Post COVID-19 Condition and Post-Acute Sequelae of COVID-19, or “PASC”) associated fatigue.
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

Funding Overview
To date, we have funded our operations with proceeds from the sale of preferred stock and issuance of debt and with proceeds from our public offerings. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in 2008. For the three and six months ended June 30, 2023, we reported net losses of $3.4 million and $7.4 million, respectively. Net losses for the same periods ended June 30, 2022 were $21.3 million and $40.3 million, respectively. As of June 30, 2023, we had an accumulated deficit of $425.8 million. As noted elsewhere in this report, based on our current cash and cash equivalents, these factors individually and collectively raise substantial doubt about our ability to continue as a going concern, and, therefore, it may be more difficult for us to attract investors. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, further reduce, or further delay operations.

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

Research and development expenses for 2023 have decreased compared to 2022 levels due to the discontinuation of the NASH clinical trial and reduction-in-workforce. Many factors can affect the cost and timing of our Clinical Studies and Clinical Trials, including, without limitation, slow patient enrollment and the availability of supplies, including as a result of the COVID-19 pandemic, and real or perceived lack of effect on biology or safety of our product candidates. In addition, the development of all of our product candidates may be subject to extensive governmental regulation. These factors make it difficult for us to predict the timing and costs of the further development of our product candidates.

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
General and administrative expenses for 2023 have decreased from 2022 levels due to our corporate restructuring.

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
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$1,224	$16,866	$(15,642)
General and administrative	2,319	3,753	(1,434)
Total operating expenses	3,543	20,619	(17,076)
Loss from operations	(3,543)	(20,619)	17,076
Other income (expense):
Interest income (expense), net	132	(687)	819
Other income (expense), net	(2)	—	(2)
Total other income (expense), net	130	(687)	817
Net loss	$(3,413)	$(21,306)	$17,893
Research and Development Expenses
The following table summarizes our research and development expenses incurred during the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Salary and benefits-related	$550	$4,263	$(3,713)
Clinical research, outside services and other expenses	412	11,414	(11,002)
Facility-related and other	262	1,189	(927)
Total research and development expenses	$1,224	$16,866	$(15,642)
Research and development expenses were $1.2 million for the three months ended June 30, 2023, compared to $16.9 million for the same period in 2022. The decrease in research and development expenses of $15.6 million, of which $11.0 million is attributed to the completion of the Phase 2a Long COVID Clinical Trial, the discontinuation of the Phase 2b Clinical Trial of AXA1125 for NASH and the Phase 2 Clinical Trial of AXA1665 for reduction in risk of recurrent OHE. Personnel-related expenses decreased by $3.7 million resulting from headcount reductions as part of the December 2022 corporate restructuring. Additionally, we vacated our corporate offices in January 2023, resulting in a decrease in facility-related expenses of $0.9 million.

General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Salary and benefits-related	$1,312	$2,051	$(739)
Other contract services, outside costs and other expenses	800	1,470	(670)
Facility-related and other	207	232	(25)
Total general and administrative expenses	$2,319	$3,753	$(1,434)
General and administrative expenses were $2.3 million for the three months ended June 30, 2023, compared to $3.8 million for the same period in 2022. The decrease in general and administrative expenses of $1.4 million primarily resulted from headcount reductions.
Other Income (Expense), Net
For the three months ended June 30, 2023, we recorded $0.1 million of interest income on our cash balances.
For the three months ended June 30, 2022, we recorded $0.7 million interest expense on the loan and security agreement with SLR Investment Corp. and amortization of the loan discount. We repaid the loan in full in December 2022.
Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$2,657	$30,410	$(27,753)
General and administrative	5,069	8,539	(3,470)
Total operating expenses	7,726	38,949	(31,223)
Loss from operations	(7,726)	(38,949)	31,223
Other income (expense):
Interest income (expense), net	272	(1,369)	1,641
Other income (expense), net	65	(27)	92
Total other income (expense), net	337	(1,396)	1,733
Net loss	$(7,389)	$(40,345)	$32,956

Research and Development Expenses
The following table summarizes our research and development expenses incurred during the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Salary and benefits-related	$1,511	$8,445	$(6,934)
Clinical research, outside services and other expenses	397	19,685	(19,288)
Facility-related and other	749	2,280	(1,531)
Total research and development expenses	$2,657	$30,410	$(27,753)
Research and development expenses were $2.7 million for the six months ended June 30, 2023, compared to $30.4 million for the same period in 2022. The decrease in research and development expenses of $27.8 million, of which $19.3 million is attributed to the completion of the Phase 2a Long COVID Clinical Trial, the discontinuation of the Phase 2b Clinical Trial of AXA1125 for NASH and the Phase 2 Clinical Trial of AXA1665 for reduction in risk of recurrent OHE. Personnel-related expenses decreased by $6.9 million resulting from headcount reductions as part of the December 2022 corporate restructuring. We vacated our corporate offices in January 2023, resulting in a decrease in facility-related expenses of $1.5 million.
General and Administrative Expenses
The following table summarizes our general and administrative expenses incurred during the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Salary and benefits-related	$2,645	$5,055	$(2,410)
Other contract services, outside costs and other expenses	1,980	2,984	(1,004)
Facility-related and other	444	500	(56)
Total general and administrative expenses	$5,069	$8,539	$(3,470)
General and administrative expenses were $5.1 million for the six months ended June 30, 2023, compared to $8.5 million for the same period in 2022. The decrease in general and administrative expenses of $3.5 million primarily resulted from headcount reductions.
Other Income (Expense), Net
For the six months ended June 30, 2023, we recorded $0.3 million of interest income on our cash balances and a gain on the sale of property and equipment of $0.1 million.
For the six months ended June 30, 2022, we recorded $1.4 million interest expense on the loan and security agreement with SLR Investment Corp. and amortization of the loan discount. We repaid the loan in full in December 2022.

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
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash used in operating activities	$(8,761)	$(35,529)
Cash provided by investing activities	525	20,772
Cash (used in) provided by financing activities	(27)	25,260
Net (decrease) increase in cash and cash equivalents	$(8,263)	$10,503
Operating Activities
During the six months ended June 30, 2023, operating activities used $8.8 million of cash, primarily resulting from a net loss of $7.4 million and changes in operating assets and liabilities of $1.5 million, partially offset by non-cash charges of approximately $0.2 million.
During the six months ended June 30, 2022, operating activities used $35.5 million of cash, primarily resulting from a net loss of $40.3 million, partially offset by non-cash charges of $2.7 million, including $2.1 million of stock-based compensation, and changes in operating assets and liabilities of $2.2 million.
Investing Activities
During the six months ended June 30, 2023, net cash provided by investing activities includes proceeds from the sale of property and equipment of $0.5 million.
During the six months ended June 30, 2022, net cash provided by investing activities includes proceeds from sales and maturities of marketable securities, partially offset by purchases of capital equipment.
Financing Activities
During the six months ended June 30, 2023, net cash used in financing activities consisted of cash paid to terminate a finance lease.
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
In September 2022, we paid SLR approximately $6.4 million, including principal, accrued interest, fees and costs. In December 2022, we entered into a payoff letter with SLR, under which we voluntarily accelerated the debt and paid SLR approximately $21.0 million, in full satisfaction of all obligations, including all outstanding principal, accrued interest, fees, costs, expenses and other amounts chargeable, under the loan and security agreement. The payoff letter also provided for the termination of all commitments and obligations under the loan and security agreement and release of all liens held by SLR on our assets.
Funding Requirements
Since our inception, we have incurred significant operating losses. We have not yet commercialized any product candidates and we do not expect to generate revenue from sales of any product candidates we may develop for several years, if at all. To date, we have funded our operations with proceeds from the sale of preferred and common stock and borrowing of debt.
As of June 30, 2023, we had cash and cash equivalents of $8.9 million. Based on our current financial resources and forecasted operating plan, we believe that we will be able to operate into the third quarter of 2023. Our operating expenses have been reduced as a result of the termination of the NASH clinical trial and corporate restructuring, allowing us to pursue any viable strategic alternatives. There is no guarantee that this plan will be successful. We may not be able to successfully pursue any strategic alternatives and, even if certain strategic alternatives may be available, we cannot provide any assurance that the strategic alternatives review process will result in any particular alternative, transaction or value. We need to raise additional capital to support continuing operations. Until such time as we can generate significant revenue to fund operations, we expect to seek additional capital from the issuance of equity, debt, or other capital transactions or a strategic transaction. If we fail to raise capital or enter into such agreements as, and when, needed, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations. See “Risk Factors” in "Item 1A." in our Annual Report on Form 10-K for further discussion of these and additional risks and uncertainties that may significantly affect the timing and amount of expenditures of our capital resources.
Based on our current operating plan, we believe we do not have sufficient cash and cash equivalents to support current operations through a full 12 months from the issuance date of this Quarterly Report on Form 10-Q and we continue to operate as a going concern.

Nasdaq Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing
On December 30, 2022, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that, for 30 consecutive business days, the closing bid price for the Company’s Common Stock closed below the minimum $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). Under Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted an initial 180 calendar day grace period, or until June 28, 2023, to regain compliance with the Minimum Bid Price Requirement, which required our Common Stock to have a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar-day grace period. We did not regain compliance with the Minimum Bid Price Requirement by the Compliance Date and the Staff did not grant an additional 180 calendar day compliance period to do so. We requested a hearing before a Nasdaq Hearings Panel (the “Panel”) to address the deficiencies and present a plan to regain compliance. The hearing request stays any further delisting action by the Staff at least pending the ultimate outcome of the hearing and the expiration of any extension that may be granted by the Panel. Our common stock will remain listed and eligible for trading on the Nasdaq Global Market under the symbol “AXLA” at least pending the ultimate conclusion of the hearing process. There can be no assurance that such appeal would be successful and if we do not regain compliance we will be delisted from Nasdaq.

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts discussed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On June 29, 2023, Rivertech Associates II, LLC (The Abbey Group), our landlord for the premises at 840 Memorial Drive, Cambridge, Massachusetts, filed a Summary Process (Eviction) Summons and Complaint in the Cambridge Division of the Middlesex County Court, which included a claim for damages equivalent to unpaid rent through June 2023 of $1.0 million as well as judgement for eviction. On July 13, 2023, we filed a motion to dismiss the complaint. On July 17, 2023, Abbey filed an Opposition to Motion to Dismiss, which we replied to on July 20, 2023. The parties are waiting for the Court’s determination of whether to proceed with or dismiss Abbey’s initial complaint.
Other than the foregoing, we are not currently a party to any material legal proceedings. The outcome of claims or litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the risks identified under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent Quarterly Reports on Form 10-Q, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described therein and below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Business, Technology and Industry
We are in non-compliance with Nasdaq’s continued listing standards, and if we do not regain compliance we will be delisted from Nasdaq.
On December 30, 2022, we received a deficiency letter from the Listing Qualifications Department, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (which we refer to as the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we were provided a period of 180 calendar days, or until June 28, 2023 (which we refer to as the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. If, at any time ending June 28, 2023, the bid price for our common stock closes at $1.00 or more for a minimum of ten consecutive business days, as required under the Compliance Period Rule, the Staff would have provided written notification to us that we have regained compliance with the Minimum Bid Price Requirement. We did not regain compliance with the Minimum Bid Price Requirement by the Compliance Date and the Staff did not grant an additional 180 calendar day compliance period to do so. On June 29, 2023, we were notified by the Staff that, based upon our non-compliance with the Minimum Bid Price Requirement as of June 28, 2023, we would be delisted at the opening of business on July 10, 2023 unless we timely requests a hearing before a Nasdaq Hearings Panel, or the Panel, to address the deficiencies and present a plan to regain compliance. We requested a hearing before the Panel to address the deficiencies and present a plan to regain compliance. The hearing request stays any further delisting action by the Staff at least pending the ultimate outcome of the hearing and the expiration of any extension that may be granted by the Panel. Our common stock will remain listed and eligible for trading on the Nasdaq Global Market under the symbol “AXLA” at least pending the ultimate conclusion of the hearing process. There can be no assurance that such appeal would be successful and if we do not regain compliance we will be delisted from Nasdaq. Our common stock will remain listed and eligible for trading on the Nasdaq Global Market under the symbol “AXLA” at least ending the ultimate conclusion of the hearing process. There can be no assurance that such appeal would be successful and if we do not regain compliance we will be delisted from Nasdaq.
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
Dr. Koziel resigned effective June 23, 2023 and consequently was not eligible to receive her retention bonus.
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

AXCELLA HEALTH INC.

Date: August 3, 2023	By:	/s/ William R. Hinshaw, Jr.
William R. Hinshaw, Jr. President, Chief Executive Officer and Director (Principal Executive Officer)

AXCELLA HEALTH INC.

Date: August 3, 2023	By:	/s/ Marie Washburn
Marie Washburn Vice President, Finance and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)